Form 10QSB
period 1996-06-30
MILTON FEDERAL FINANCIAL CORP
filed 1996-08-13
CIK 925722

                                   FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 (Mark One)

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended June 30, 1996

[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________.

Commission File Number 0-24834
                       -------

                      MILTON FEDERAL FINANCIAL CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Ohio                                    31-1412064
- - --------------------------------            -----------------------------
(State or other jurisdiction of                      (IRS Employer
 incorporation or organization)                   Identification No.)

                     25 Lowry Drive, West Milton, Ohio 45383
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (513) 698-4168
                ------------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]              No [   ]

As of August 5, 1996 the latest practicable date, 2,449,932 shares of the registrant's common shares, no par value, were issued and outstanding.

                      MILTON FEDERAL FINANCIAL CORPORATION


                                      INDEX


                                                                                                           Page
                                                                                                           ----
PART I - FINANCIAL INFORMATION

      Consolidated Balance Sheets ....................................................................      3

      Consolidated Statements of Income ..............................................................      4

      Consolidated Statements of Changes in Shareholders' Equity......................................      5

      Consolidated Statements of Cash Flows ..........................................................      7

      Notes to Consolidated Financial Statements .....................................................      9


      Management's Discussion and Analysis of
        Financial Condition and Results of Operations.................................................     20



PART II - OTHER INFORMATION...........................................................................     29

SIGNATURES ...........................................................................................     30

                      MILTON FEDERAL FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

- - --------------------------------------------------------------------------------

                                                                    June 30,      September 30,
                                                                      1996             1995
                                                                 -------------    -------------
ASSETS
     Cash and amounts due from depository institutions           $     506,190    $     949,114
     Interest-bearing deposits in other financial institutions         461,568          751,626
                                                                 -------------    -------------
         Total cash and cash equivalents                               967,758        1,700,740
     Investment securities available for sale (Note 3)               9,530,202       11,077,800
     Investment securities held to maturity  (Estimated
       market value of $481,093 at June 30, 1996) (Note 3)             500,000
     Mortgage-backed and related securities available for sale
        (Note 3)                                                    34,583,484       17,110,006
     Mortgage-backed and related securities held to maturity
       (Estimated market value of $14,321,255 at June 30, 1996
       and $25,812,581 at September 30, 1995) (Note 3)              14,529,796       25,973,686
     Federal Home Loan Bank stock, at cost                           1,161,100        1,099,400
     Loans receivable - net (Note 4)                               112,468,140      100,757,649
     Premises and equipment - net                                    1,557,199        1,443,629
     Real estate owned - net                                            32,554           32,654
     Cash surrender value of life insurance                          1,438,771        1,388,855
     Accrued interest receivable                                       973,779          891,413
     Other assets                                                      547,158          204,337
                                                                 -------------    -------------

              Total assets                                       $ 178,289,941    $ 161,680,169
                                                                 =============    =============

LIABILITIES
     Deposits                                                    $ 127,456,094    $ 117,897,908
     Borrowed funds                                                 16,043,954        5,260,000
     Advance payments by borrowers for taxes and insurance             380,570          260,117
     Accrued interest payable                                           97,419           27,190
     Federal income taxes payable                                      266,810          447,751
     Other liabilities                                                 288,261          284,746
                                                                 -------------    -------------
         Total liabilities                                         144,533,108      124,177,712
                                                                 -------------    -------------

Commitments and contingencies (Note 5)

SHAREHOLDERS' EQUITY (NOTE 2)
     Preferred stock, no par value, 1,000,000 shares
       authorized, none outstanding
     Common stock, no par value, 9,000,000 shares
       authorized, 2,578,875 shares issued
     Additional paid-in capital                                     24,940,362       24,880,297
     Retained earnings                                              13,952,441       15,787,634
     Treasury stock, 128,943 shares at cost                         (1,997,640)
     Unearned employee stock ownership plan shares (Note 7)         (1,701,008)      (1,855,736)
     Unearned recognition and retention plan shares (Note 8)        (1,323,802)      (1,485,339)
     Unrealized gain/(loss) on securities available for sale          (113,520)         175,601
                                                                 -------------    -------------
         Total shareholders' equity                                 33,756,833       37,502,457
                                                                 -------------    -------------

              Total liabilities and shareholders' equity         $ 178,289,941    $ 161,680,169
                                                                 =============    =============

- - -----------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                      MILTON FEDERAL FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

- - --------------------------------------------------------------------------------

                                          Three months ended        Nine months ended
                                                June 30,                 June 30,
                                                --------                 --------
                                           1996         1995         1996         1995
                                        ----------   ----------   ----------   ----------
INTEREST AND DIVIDEND INCOME
     Interest and fees on loans         $2,226,765   $2,014,073   $6,501,728   $5,846,335
     Interest on mortgage-backed
       and related securities              789,391      580,893    2,210,749    1,584,544
     Interest on investments               161,631      179,802      465,064      556,840
     Other interest and dividend
       income                               27,573       75,534      160,458      223,155
                                        ----------   ----------   ----------   ----------
                                         3,205,360    2,850,302    9,337,999    8,210,874

INTEREST EXPENSE
     Interest on deposits                1,554,941    1,373,789    4,618,566    3,775,628
     Interest on borrowed funds            203,350                   368,521
                                        ----------   ----------   ----------   ----------
                                         1,758,291    1,373,789    4,987,087    3,775,628
                                        ----------   ----------   ----------   ----------

NET INTEREST INCOME                      1,447,069    1,476,513    4,350,912    4,435,246

Provision for loan losses (Note 4)          32,000       37,000       70,100       62,300
                                        ----------   ----------   ----------   ----------

Net interest income after
  provision for loan losses              1,415,069    1,439,513    4,280,812    4,372,946
                                        ----------   ----------   ----------   ----------

NONINTEREST INCOME
     Service charges and other fees         30,980       33,139       97,639      100,506
     Income from equity in Pool Three                                              23,289
     Gain on sale of mortgage-backed
       and related securities               27,851                   214,097
     Other income                           24,831       24,092       74,680       72,549
                                        ----------   ----------   ----------   ----------
                                            83,662       57,231      386,416      196,344
                                        ----------   ----------   ----------   ----------

NONINTEREST EXPENSE
     Salaries and employee benefits        492,007      445,488    1,457,296    1,341,632
     Occupancy expense                      72,397       71,199      219,206      210,846
     Data processing services               36,706       36,291      116,814      108,329
     Federal deposit insurance
       premiums                             70,355       69,881      203,902      203,183
     State franchise taxes                 106,173       55,006      267,019      159,950
     Advertising                             7,998        9,591       29,389       35,387
     Other expenses                        129,613      123,996      447,333      416,094
                                        ----------   ----------   ----------   ----------
                                           915,249      811,452    2,740,959    2,475,421
                                        ----------   ----------   ----------   ----------

Income before income tax                   583,482      685,292    1,926,269    2,093,869

Income tax expense                         199,000      220,000      660,000      706,654
                                        ----------   ----------   ----------   ----------

NET INCOME                              $  384,482   $  465,292   $1,266,269   $1,387,215
                                        ==========   ==========   ==========   ==========

Earnings per common share               $      .17   $      .19   $      .54   $      .57
                                        ==========   ==========   ==========   ==========

- - ------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                      MILTON FEDERAL FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    Nine months ended June 30, 1996 and 1995

- - ------------------------------------------------------------------------------



                                    Additional
                                     Paid-In        Retained        Treasury
                                     Capital        Earnings         Stock
                                     -------        --------         -----
Balance at October 1, 1994                        $ 14,394,363

Net income for the period                            1,387,215

Cash dividends -
  $.12 per share                                      (289,071)

Effect of change in accounting
  for investment securities
  at October 1, 1994 (Note 1)

Sale of 2,578,875 shares of no
  par common stock, net of
  conversion costs (Note 2)
                                   $ 24,844,095

Shares purchased under
  employee stock
  ownership plan (Note 2)

Commitment to release
  employee stock ownership
  plan shares (Note 7)                   19,743

Change in unrealized loss on
  securities available for sale
                                   ------------   ------------   ------------

Balance at June 30, 1995           $ 24,863,838   $ 15,492,507   $    -
                                   ============   ============   ============


                                                                    Unrealized
                                                                  Gain/(Loss) on
                                         Unearned     Unearned      Securities
                                           ESOP         RRP         Available
                                          Shares       Shares        for Sale            Total
                                          ------       ------        --------            -----
Balance at October 1, 1994                                                           $ 14,394,363

Net income for the period                                                               1,387,215

Cash dividends -
  $.12 per share                                                                         (289,071)

Effect of change in accounting
  for investment securities
  at October 1, 1994 (Note 1)                                         $     (7,597)        (7,597)

Sale of 2,578,875 shares of no
  par common stock, net of
  conversion costs (Note 2)
                                                                                       24,844,095

Shares purchased under
  employee stock
  ownership plan (Note 2)               $ (2,082,634)                                  (2,082,634)

Commitment to release
  employee stock ownership
  plan shares (Note 7)                       154,729                                      174,472

Change in unrealized loss on
  securities available for sale                                            158,843        158,843
                                        ------------   ------------   ------------   ------------

Balance at June 30, 1995                $ (1,927,905)  $     -        $    151,246   $ 38,579,686
                                        ============   ============   ============   ============


- - ------------------------------------------------------------------------------

                                  (Continued)
                                                                            5.

                      MILTON FEDERAL FINANCIAL CORPORATION
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CONTINUED)
                    Nine months ended June 30, 1996 and 1995

- - ------------------------------------------------------------------------------

                                    Additional
                                     Paid-In        Retained        Treasury
                                     Capital        Earnings         Stock
                                     -------        --------         -----
Balance at October 1, 1995         $ 24,880,297   $ 15,787,634

Net income for the period                            1,266,269

Cash dividends -
  $1.30 per share                                   (3,101,462)

Commitment to release
  employee stock ownership
  plan shares (Note 7)                   60,065

Shares earned under
  recognition and retention
  plan (Note 8)

Purchase of treasury stock,
  128,943 shares at cost                                         $ (1,997,640)

Change in unrealized gain/
  (loss) on securities
  available for sale
                                   ------------   ------------   ------------

Balance at June 30, 1996           $ 24,940,362   $ 13,952,441   $ (1,997,640)
                                   ============   ============   ============



                                                                         Unrealized
                                                                       Gain/(Loss) on
                                          Unearned         Unearned      Securities
                                            ESOP              RRP         Available
                                           Shares           Shares        for Sale            Total
                                           ------           ------        --------            -----
Balance at October 1, 1995            $ (1,855,736)    $ (1,485,339)     $    175,601   $ 37,502,457

Net income for the period                                                                  1,266,269

Cash dividends -
  $1.30 per share                                                                         (3,101,462)

Commitment to release
  employee stock ownership
  plan shares (Note 7)                     154,728                                           214,793

Shares earned under
  recognition and retention
  plan (Note 8)                                             161,537                          161,537

Purchase of treasury stock,
  128,943 shares at cost                                                                  (1,997,640)

Change in unrealized gain/
  (loss) on securities
  available for sale                                                         (289,121)      (289,121)
                                      ------------     ------------      ------------   ------------

Balance at June 30, 1996              $ (1,701,008)    $ (1,323,802)     $   (113,520)  $ 33,756,833
                                      ============     ============      ============   ============

- - -------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                      MILTON FEDERAL FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

- - --------------------------------------------------------------------------------

                                                                            Nine Months Ended
                                                                                 June 30,
                                                                                 --------
                                                                          1996            1995
                                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                       $  1,266,269    $  1,387,215
     Adjustments to reconcile net income to net cash from
       operating activities
         Amortization of deferred loan origination fees                   (111,210)        (78,369)
         Amortization of premiums, accretion of discounts, net              34,918          34,984
         Provision for loan losses                                          70,100          62,300
         Depreciation                                                      111,032         116,956
         Increase in cash value of life insurance                          (49,916)        (47,496)
         Net gain on sale of mortgage-backed and related securities       (214,097)
         Loss on sale or disposal of premises and equipment                     67             192
         Federal Home Loan Bank stock dividend                             (58,500)        (51,000)
         Compensation expense on ESOP shares                               214,793         174,472
         Compensation expense on RRP shares                                161,537
         Deferred tax expense                                                3,873          33,000
         Change in accrued interest receivable and other assets           (425,087)       (109,613)
         Change in income taxes payable                                    (35,872)          5,104
         Change in accrued expenses and other liabilities                   73,744          41,229
                                                                      ------------    ------------
              Net cash from operating activities                         1,041,651       1,568,974
                                                                      ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment securities available for sale
         Purchases                                                        (500,000)     (9,992,080)
         Proceeds from maturities                                        2,000,000       2,000,000
     Investment securities held to maturity
         Purchases                                                        (500,000)
     Mortgage-backed securities available for sale
         Purchases                                                     (19,286,413)    (11,373,493)
         Proceeds from principal payments                                1,684,523         270,950
         Proceeds from sales                                             8,949,173
     Mortgage-backed securities held to maturity
         Purchases                                                                      (4,808,855)
         Proceeds from principal payments                                2,411,843       3,180,095
         Proceeds from maturities                                                        1,093,622
     Increase in loans, net                                            (11,669,381)     (6,087,108)
     Purchase Federal Home Loan Bank stock                                  (3,200)
     Premises and equipment expenditures                                  (224,669)        (52,034)
                                                                      ------------    ------------
         Net cash from investing activities                            (17,138,124)    (25,768,903)
                                                                      ------------    ------------

- - -------------------------------------------------------------------------------

                                  (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

- - ------------------------------------------------------------------------------

                                                                         Nine Months Ended
                                                                              June 30,
                                                                              --------
                                                                          1996            1995
                                                                          ----            ----
CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposit accounts                                    9,558,186     (19,742,305)
     Net increase in advance payments by borrowers for
       taxes and insurance                                               120,453         201,853
     Net change in short-term borrowings                                 700,000
     Long-term advances from Federal Home Loan Bank                   10,120,000
     Principal payments on Federal Home Loan Bank advances               (36,046)
     Dividends paid                                                   (3,101,462)       (289,071)
     Proceeds from issuance of common stock,
       net of conversion costs                                                        24,844,095
     Shares purchased under ESOP plan                                                 (2,082,634)
     Purchase of treasury stock                                       (1,997,640)
                                                                    ------------    ------------
         Net cash from financing activities                           15,363,491       2,931,938
                                                                    ------------    ------------

Net change in cash and cash equivalents                                 (732,982)    (21,267,991)

Cash and cash equivalents at beginning of period                       1,700,740      25,603,694
                                                                    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $    967,758    $  4,335,703
                                                                    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period for
         Interest                                                   $  4,916,858    $  3,783,408
         Income taxes                                                    692,000         668,754

     Noncash activities
         Transfers from loans to real estate owned                                        69,928
         Transfers of investment securities to
           available for sale from held to maturity
           upon initial adoption of Statement of
           Financial Accounting Standards (SFAS) No. 115                               3,015,000
         Transfers of mortgage-backed and related securities
           from held to maturity to available for sale as allowed
           by the SFAS No. 115 implementation guide                    9,090,701

- - --------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - --------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Milton Federal Financial Corporation (the "Corporation") at June 30, 1996, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements have been prepared in accordance with the instructions of Form 10-QSB and therefore do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the financial statements and notes thereto of the Corporation for the fiscal year ended September 30, 1995 included in its 1995 annual report. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's 1995 annual report. The Corporation has consistently followed these policies in preparing this form 10-QSB.

The consolidated financial statements include the accounts of Milton Federal Financial Corporation and its wholly-owned subsidiary, Milton Federal Savings Bank (the "Bank"). The financial statements of Milton Federal Savings Bank include the accounts of its wholly-owned subsidiary, Milton Financial Service Corporation. Milton Financial Service Corporation holds stock in Intrieve, Inc., which is the data processing center utilized by the Bank. All significant intercompany accounts and transactions have been eliminated.

The Corporation is a thrift holding company engaged in the business of commercial and retail banking services with operations conducted through its main office in West Milton, Ohio, and from its full-service branch office located in Englewood, Ohio. Miami and Montgomery counties provide the source for substantially all of the Corporation's deposit and lending activities. The majority of the Corporation's income is derived from residential, nonresidential and consumer lending activities.

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions in preparing the consolidated financial statements that effect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year. The Corporation follows the liability method of accounting for income taxes. The liability method provides that deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes.


- - ------------------------------------------------------------------------------

                                  (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - --------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per common share were computed by dividing net income by the weighted average number of shares outstanding for the three and nine months ended June 30, 1996 and 1995. The weighted average number of shares outstanding for the three and nine months ended June 30, 1996 were 2,274,466 and 2,322,970, respectively. The weighted average number of shares outstanding for the three and nine months ended June 30, 1995 were 2,403,751 and 2,420,800, respectively. Stock options outstanding do not presently have a dilutive effect of greater than 3% on earnings per common share and are therefore not considered for purposes of the per share disclosure. Unreleased ESOP shares and unallocated RRP shares are not considered to be outstanding shares for the purpose of determining the weighted average number of shares used in the earnings per common share calculation.

The Corporation classifies securities into held-to-maturity and available-for-sale categories. Held-to-maturity securities are those which the Corporation has the positive intent to hold to maturity and are reported at amortized cost. Available-for-sale securities are those which the Corporation could sell for liquidity, asset-liability management or other reasons even though the Corporation does not intend selling those securities at the present time. Available-for-sale securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax.

At October 1, 1994, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 115 and accordingly classified its securities into the categories discussed above. Prior to this date, all securities were reported at amortized cost. This reclassification decreased equity by $7,597 at October 1, 1994, which is the after tax effect of the adjustment from amortized cost to fair value for securities available for sale at that date.

The Financial Accounting Standards Board ("FASB") issued a Question and Answer Implementation Guide to SFAS No. 115 in November 1995. Based upon the reading thereof and in accordance with the provisions of this implementation guidance, the Corporation conducted a one-time reassessment of the appropriateness of its securities classifications and transferred $9,090,701 of investment securities classified as "held-to-maturity" to "available-for-sale." The unrealized gain at the time securities were transferred was approximately $179,000.

SFAS No. 114, as amended by SFAS No. 118, was adopted at October 1, 1995. Under this standard, loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to require increase, such increase is reported as bad debt expense. The effect of adopting this standard did not materially affect the allowance for loan losses at October 1, 1995 or the provision for loan losses for the three- and nine-month periods ending June 30, 1996.

- - -------------------------------------------------------------------------------

                                  (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - --------------------------------------------------------------------------------



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Management analyzes commercial and commercial real estate loans on an individual basis and classifies a loan as impaired when an analysis of the borrower's operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Often this is associated with a delay or shortfall in payments of 30 days or more. Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first-mortgage loans secured by one- to four-family residences, residential construction loans, consumer automobile, boat and home equity loans with balances less than $300,000. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible. The nature of disclosures for impaired loans is considered generally comparable to prior nonaccrual loans and nonperforming and past due asset disclosures.

Interest on loans is accrued over the term of the loans based upon the principal outstanding. Management reviews loans delinquent 90 days or more to determine if the interest accrual should be discontinued. Under SFAS No. 114, as amended by SFAS No. 118, the carrying value of impaired loans is periodically adjusted to reflect cash payments, revised estimates of future cash flows and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such. Other cash payments are reported as reductions in carrying value. Increases or decreases in carrying value due to changes in estimates of future payments or the passage of time are reported as reductions or increases in bad debt expense.


NOTE 2 - CONSUMMATION OF THE CONVERSION TO A STOCK SAVINGS BANK
     WITH THE CONCURRENT FORMATION OF A HOLDING COMPANY

On February 21, 1994, the Board of Directors of the Association unanimously adopted a plan of conversion to convert from a federally chartered mutual savings and loan association to a federally chartered stock savings bank with the concurrent formation of a holding company, Milton Federal Financial Corporation. The Board of Directors amended the plan of conversion on June 6, 1994. The conversion was consummated on October 6, 1994 by amending the Association's federal charter and the sale of the Corporation's common shares in an amount equal to the market value of the Bank after giving effect to the conversion. A total of 2,578,875 common shares of the Corporation were sold at $10.00 per share and net proceeds from the sale were $24,844,095 after deducting the costs of conversion.

The Corporation retained 50% of the net proceeds from the sale of common shares. The remainder of the net proceeds were invested in the capital stock issued by the Bank to the Corporation as a result of the conversion.


- - -------------------------------------------------------------------------------

                                  (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - --------------------------------------------------------------------------------



NOTE 2 - CONSUMMATION OF THE CONVERSION TO A STOCK SAVINGS BANK
     WITH THE CONCURRENT FORMATION OF A HOLDING COMPANY (Continued)

Under Office of Thrift Supervision (OTS) regulations, limitations have been imposed on all capital distributions, including cash dividends. The regulation establishes a three-tiered system of restrictions, with the greatest flexibility afforded to thrifts which are both well-capitalized and given favorable qualitative examination ratings by the OTS.


NOTE 3 - INVESTMENT AND MORTGAGE-BACKED AND RELATED SECURITIES

The amortized cost and estimated market values of investment and mortgage-backed and related securities are as follows:

                                            -------------------------------June 30, 1996---------------------------
                                                                      Gross           Gross            Estimated
                                                 Amortized         Unrealized      Unrealized           Market
                                                   Cost               Gains          Losses              Value
                                                 ---------         ----------      ----------          ----------
SECURITIES AVAILABLE FOR SALE

     Investment securities
         U.S. Treasury securities           $       7,998,558    $     30,185                     $       8,028,743
         U.S. Government and federal
           agency securities                        1,500,000                     $     13,541            1,486,459
         Equity securities                             15,000                                                15,000
                                            -----------------    ------------     ------------    -----------------
              Total investment
                 securities                 $       9,513,558    $     30,185     $     13,541    $       9,530,202
                                            =================    ============     ============    =================

     Mortgage-backed and related
       securities
         FNMA certificates                  $         619,613    $     11,984                     $         631,597
         GNMA certificates                            810,795           9,497                               820,292
         FHLMC certificates                         2,807,736          55,393                             2,863,129
         Collateralized mortgage
           obligations and REMICs                  30,533,982         136,999     $    402,515           30,268,466
                                            -----------------    ------------      -----------    -----------------
              Total mortgage-backed
                and related securities      $      34,772,126    $    213,873     $    402,515    $      34,583,484
                                            =================    ============     ============    =================

- - -------------------------------------------------------------------------------

                                  (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - --------------------------------------------------------------------------------



NOTE 3 - INVESTMENT AND MORTGAGE-BACKED AND RELATED SECURITIES
(Continued)

                                                ----------------------------June 30, 1996-----------------------
                                                                      Gross           Gross            Estimated
                                                 Amortized         Unrealized      Unrealized           Market
                                                   Cost               Gains          Losses              Value
                                                 ---------         ----------      ----------          ---------
SECURITIES HELD TO MATURITY

     Investment Securities
         U.S. Government and
           federal agency securities           $   500,000          $     -         $ 18,907          $   481,093
                                               ===========          =======         ========          ===========

     Mortgage-backed and related
       securities
         FNMA certificates                     $ 6,125,064          $23,117         $143,611          $ 6,004,570
         GNMA certificates                         945,181           15,018                               960,199
         FHLMC certificates                      7,459,551           52,522          155,587            7,356,486
                                               -----------          -------         --------          -----------
              Total mortgage-backed
                and related securities         $14,529,796          $90,657         $299,198          $14,321,255
                                               ===========          =======         ========          ===========


                                                 -----------------------September 30, 1995----------------------
                                                                      Gross           Gross            Estimated
                                                 Amortized         Unrealized      Unrealized            Fair
                                                   Cost               Gains          Losses              Value
                                                 ---------         ----------      ----------          ---------
SECURITIES AVAILABLE FOR SALE

     Investment securities
         U.S. Treasury securities              $ 7,995,248          $ 71,952                          $ 8,067,200
         U.S. Government and
           federal agency securities             3,001,113             3,577        $ 9,090             2,995,600
         Equity securities                          15,000                                                 15,000
                                               -----------          --------        -------           -----------
              Total investment
                securities                     $11,011,361          $ 75,529        $ 9,090           $11,077,800
                                               ===========          ========        =======           ===========

     Mortgage-backed and related
       securities
         FNMA certificates                     $   932,055          $ 18,527                          $   950,582
         GNMA certificates                       1,908,315            53,134                            1,961,449
         FHLMC certificates                      3,682,673            46,284                            3,728,957
         Collateralized mortgage
           obligations and REMICs               10,387,339            97,083        $15,404            10,469,018
                                               -----------          --------        -------           -----------
              Total mortgage-backed
                and related securities         $16,910,382          $215,028        $15,404           $17,110,006
                                               ===========          ========        =======           ===========




- - -------------------------------------------------------------------------------

                                  (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - --------------------------------------------------------------------------------



NOTE 3 - INVESTMENT AND MORTGAGE-BACKED AND RELATED SECURITIES
(Continued)

                                            ----------------September 30, 1995-----------------

                                                            Gross        Gross       Estimated
                                             Amortized    Unrealized   Unrealized      Fair
                                               Cost         Gains        Losses        Value
                                            -----------    --------     --------    -----------
SECURITIES HELD TO MATURITY

     Mortgage-backed and related
       securities
         FNMA certificates                  $ 6,862,444    $ 23,272     $114,855    $ 6,770,861
         GNMA certificates                    2,954,990     102,720        2,747      3,054,963
         FHLMC certificates                   8,863,328      54,001      201,041      8,716,288
         SBA certificates                        39,154                      245         38,909
         Collateralized mortgage
           obligations and REMICs             7,253,770     126,668      148,878      7,231,560
                                            -----------    --------     --------    -----------
              Total mortgage-backed
                and related securities      $25,973,686    $306,661     $467,766    $25,812,581
                                            ===========    ========     ========    ===========

Substantially all collateralized mortgage obligations and REMICs (real estate mortgage investment conduits) are backed by pools of mortgages that are insured or guaranteed by U.S. Government agencies.

The amortized cost and estimated market value of investment securities at June 30, 1996, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                           Amortized      Estimated
                                                                              Cost       Market Value
                                                                          ----------     ------------
         SECURITIES AVAILABLE FOR SALE
              Due in one year or less                                     $8,998,558      $9,022,077
              Due after one through five years                               500,000         493,125
              Equity securities                                               15,000          15,000
                                                                          ----------      ----------
                                                                          $9,513,558      $9,530,202
                                                                          ==========      ==========

         SECURITIES HELD TO MATURITY
              Due after five through ten years                            $  500,000      $  481,093
                                                                          ==========      ==========

- - ------------------------------------------------------------------------------

                                  (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - --------------------------------------------------------------------------------



NOTE 3 - INVESTMENT AND MORTGAGE-BACKED AND RELATED SECURITIES
(Continued)

Realized gains or losses are determined based on the amortized cost of the specific security sold. During the three and nine months ended June 30, 1996, proceeds from the sales of mortgage-backed and related securities available for sale were $4,201,209 and $8,949,173, with gross gains of $54,961 and $241,207 and gross losses of $27,110 and $27,110 included in earnings. There were no sales of investment and mortgage-backed and related securities during the three or nine months ended June 30, 1995. Interest and dividend income, adjusted by amortization of purchase premium or discount, is included in earnings.

The Corporation had a 44.77% ownership interest in Pool Three Service Corporation. The Corporation received proceeds from the completion of the liquidation of assets owned by Pool Three of $23,289 during the nine months ended June 30, 1995. There were no proceeds received from the liquidation of assets during the three or nine months ended June 30, 1996 or the three months ended June 30, 1995.


NOTE 4 - LOANS RECEIVABLE

Loans receivable consisted of the following:

                                                                               June 30,      September 30,
                                                                                 1996            1995
                                                                                 ----            ----
      Residential real estate loans
         1-4 family (first mortgage)                                         $101,081,984    $ 88,898,814
         Home equity (1-4 family second mortgage)                               2,223,732       1,128,590
         Multi-family                                                           2,226,917       1,986,929
      Nonresidential real estate loans                                          4,370,192       4,749,984
      Construction loans                                                        5,353,038       6,352,789
                                                                             ------------    ------------
             Total real estate loans                                          115,255,863     103,117,106
      Consumer loans
         Automobile                                                             1,883,769       1,846,729
         Loans on deposits                                                        148,413         192,850
         Other consumer loans                                                     123,843         114,850
                                                                             ------------    ------------
             Total consumer loans                                               2,156,025       2,154,429
                                                                             ------------    ------------
      Total loans                                                             117,411,888     105,271,535
                                                                             ------------    ------------

      Less
         Unearned and deferred income                                             626,556         646,518
         Loans in process                                                       3,914,190       3,534,466
         Allowance for loan losses                                                403,002         332,902
                                                                             ------------    ------------

             Net loans                                                       $112,468,140    $100,757,649
                                                                             ============    ============


- - ------------------------------------------------------------------------------

                                  (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - --------------------------------------------------------------------------------



NOTE 4 - LOANS RECEIVABLE (Continued)

Activity in the allowance for losses on loans for the three- and nine-month periods ended June 30, 1996 and 1995 are as follows:

                                                       Three months ended       Nine months ended
                                                             June 30,               June 30,
                                                             --------               --------
                                                       1996         1995        1996         1995
                                                       ----         ----        ----         ----
     Balance at beginning of period                  $371,002     $294,228    $332,902     $268,928
     Provision for loan losses                         32,000       37,000      70,100       62,300
     Recoveries
     Charge-offs
                                                     --------     --------    --------     --------
     Balance at end of period                        $403,002     $331,228    $403,002     $331,228
                                                     ========     ========    ========     ========

As of and for the three and nine months ended June 30, 1996, there were no loans for which impairment was required to be evaluated on an individual loan by loan basis.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to make loans and the unfunded portion of approved lines of credit. The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans is represented by the contractual amount of those instruments. The Corporation follows the same credit policy to make such commitments as is followed for those loans recorded in the financial statements.

As of June 30, 1996 and September 30, 1995, the Corporation had commitments to make fixed rate 1-4 family residential real estate loans at current market rates approximating $3,165,000 and $1,054,000, respectively. Loan commitments are generally for thirty days. The interest rates on the commitments ranged from 6.50% to 10.00% at June 30, 1996 and 7.00% to 10.00% at September 30, 1995.
There were no commitments to make variable rate 1-4 family residential real estate loans at June 30, 1996 or September 30, 1995.

As of June 30, 1996 and September 30, 1995, the Corporation had approximately $1,976,000 and $1,195,000, respectively in unused home equity lines of credit.



- - ------------------------------------------------------------------------------

                                  (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - --------------------------------------------------------------------------------



NOTE 5 - COMMITMENTS AND CONTINGENCIES (Continued)

Since commitments to make loans and lines of credit may expire without being used, the amounts do not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management's credit evaluation of the borrower, and generally consists of residential or commercial real estate. Lines of credit are primarily home equity lines collateralized by second mortgages on 1-4 family residential real estate.

At June 30, 1996, the Bank had a cash management line of credit enabling it to borrow up to $7,000,000 with the Federal Home Loan Bank (FHLB) of Cincinnati. The line of credit must be renewed on an annual basis. There were $1,700,000 in borrowings outstanding on this line of credit at June 30, 1996. Borrowings outstanding on this line of credit totaled $1,000,000 at September 30, 1995. Additionally, as a member of the Federal Home Loan Bank system, the Bank has the ability to obtain up to approximately $37,827,000 of advances from the FHLB. As a result of this membership, the Bank had borrowings totaling $14,343,954 at June 30, 1996 and $4,260,000 at September 30, 1995. Advances under the borrowing agreement are collateralized by a blanket pledge of the Bank's residential mortgage loan portfolio and Federal Home Loan Bank stock.

At June 30, 1996, required annual principal payments are as follows:

                    Year ending June 30:
                            1997                             $ 1,292,867
                            1998                               3,941,432
                            1999                               1,310,853
                            2000                                 291,117
                            2001                               5,552,239
                         Thereafter                            1,955,446
                                                             -----------
                                                             $14,343,954
                                                             ===========


NOTE 6 - STOCK OPTION PLAN

On March 20, 1995, the Compensation Committee of the Board of Directors granted options to purchase 238,545 shares of common stock at an exercise price of $13.69 to certain officers and directors of the Bank and Corporation. One-fifth of the options awarded become first exercisable on each of the first five anniversaries of the date of grant. The option period expires 10 years from the date of grant. No options were exercised during the three and nine months ended June 30, 1996. In addition, there are 19,342 shares of authorized but unissued common stock reserved for which no options have been granted.


- - ------------------------------------------------------------------------------
(Continued)
                                                                           17.

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - --------------------------------------------------------------------------------



NOTE 6 - STOCK OPTION PLAN (Continued)

In October 1995 the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, entities to use a "fair value based method" to account for stock-based compensation plans. If the fair value accounting encouraged by SFAS No. 123 is not adopted, entities must disclose the pro forma effect on net income and on earnings per share had the accounting been adopted. Fair value of a stock option is to be estimated using an option-pricing model, such as Black-Scholes, that considers: exercise price, expected life of the option, current price of the stock, expected price volatility, expected dividends on the stock and the risk-free interest rate. Once estimated, the fair value of an option is not later changed. The accounting and disclosure requirements of this statement are effective for transactions entered into in fiscal years beginning after December 15, 1995. Pro forma disclosures required for entities that elect to continue to measure compensation cost using existing accounting methods must include the effects of all awards granted in the first fiscal year beginning after December 15, 1994. Currently, the Corporation does not have any options subject to the new accounting or disclosure requirements.


NOTE 7 - EMPLOYEE STOCK OWNERSHIP PLAN

Milton Federal Financial Corporation has established an employee stock ownership plan ("ESOP") for the benefit of substantially all employees of the Corporation and the Bank. The establishment of the ESOP and the purchase by the ESOP of the common shares of the Corporation are subject to the receipt of a favorable determination letter on the qualified status of the ESOP under applicable provisions of the Internal Revenue Code. Although no assurances can be given, the Corporation expects that the ESOP will receive a favorable determination letter.

The ESOP borrowed funds from Milton Federal Financial Corporation with which to acquire common shares of the Corporation. The loan is secured by the shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on ESOP assets. All dividends received on unallocated shares by the ESOP are used to pay debt service. The shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. As payments are made and the shares are released from the suspense account, such shares will be validly issued, fully paid and nonassessable.



- - -------------------------------------------------------------------------------
(Continued)
                                                                            18.

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - --------------------------------------------------------------------------------

NOTE 7 - EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

The Corporation accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. As shares are released from collateral, the company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $66,151 and $214,793 for the three and nine months ended June 30, 1996 and $60,286 and $174,472 for the three and nine months ended June 30, 1995. The ESOP shares as of June 30, 1996 and September 30, 1995 were as follows:

                                                               June 30,       September 30,
                                                                 1996            1995
                                                                 ----            ----
         Allocated shares                                        9,536
         Shares released for allocation                         23,934            19,124
         Unreleased shares                                     157,770           172,116
                                                            ----------        ----------
             Total ESOP shares                                 191,240           191,240
                                                            ==========        ==========

         Fair value of unreleased shares                    $1,932,682        $2,710,827
                                                            ==========        ==========


NOTE 8 - RECOGNITION AND RETENTION PLAN

On October 16, 1995, the Recognition and Retention Plan Committee of the Board of Directors awarded 74,784 shares to certain directors and officers of the Bank and the Corporation. No shares had been previously awarded. One-fifth of such shares will be earned and nonforfeitable on each of the first five anniversaries of the date of the awards. In the event of the death or disability of a participant, however, the participant's shares will be deemed to be earned and nonforfeitable upon such date. There were 28,365 and 103,155 shares at June 30, 1996 and September 30, 1995, respectively, reserved for future awards. Compensation expense, which is based upon the cost of the shares, was $53,846 and $161,537 for the three and nine months ended June 30, 1996.



- - -------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

- - -------------------------------------------------------------------------------

The following discusses the financial condition of Milton Federal Financial Corporation (the "Corporation") as of June 30, 1996, as compared to September 30, 1995, and the results of operations for the three and nine months ended June 30, 1996, compared with the same periods in 1995. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

ANALYSIS OF FINANCIAL CONDITION

The Corporation's assets totaled $178.3 million at June 30, 1996, an increase of $16.6 million, or 10.3%, from $161.7 million at September 30, 1995.

Investment securities, mortgage-backed and related securities and FHLB stock increased from $55.3 million at September 30, 1995, to $60.3 million at June 30, 1996. The increase is due to the purchase of $19.3 million of mortgage-backed and related securities, the majority of which occurred during the second and third quarters. Some of the securities purchased were a part of the Corporation's strategy of borrowing long-term, variable-rate funds from the Federal Home Loan Bank to fund the purchase of similar-maturity, variable-rate mortgage-backed and related securities to capitalize on the yield spread. Additional variable rate mortgaged-backed and related securities were purchased with funds provided by long-term, fixed-rate borrowings from the Federal Home Loan Bank. The Corporation took advantage of low, long-term, fixed-rate borrowings to provide additional liquidity for future loan growth without increasing the cost of funds. The overall increase in investment and mortgage-backed and related securities was offset somewhat by the redirection of funds provided from maturities and principal repayments to loans primarily during the first and third quarters. Additionally, the Corporation sold mortgage-backed and related securities with an amortized cost of $8.9 million to provide funds for the $1.00 per share special dividend to shareholders during the first quarter and for the purchase of treasury shares and loan growth during the second and third quarters. Mortgage-backed and related securities include Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA") and Small Business Administration ("SBA") participation certificates, collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits ("REMICs"). Investment securities are comprised of United States Treasury and government agency securities.

Net loans receivable increased from $100.8 million at September 30, 1995 to $112.5 million at June 30, 1996. Slight fluctuations were noted in almost all loan categories except for construction loans which decreased from $6.4 million at September 30, 1995 to $5.4 million at June 30, 1996, home equity loans which increased from $1.1 million at September 30, 1995 to $2.2 million at June 30, 1996 and 1-4 family first mortgage loans which increased from $88.9 million at September 30, 1995 to $101.1 million at June 30, 1996. The primary reasons for these changes were the conversion of construction loans to permanent financing of 1-4 family residences upon completion of construction and a high volume of residential real estate and home equity loan originations. The substantial increase in mortgage loans was related to



- - ------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

- - -------------------------------------------------------------------------------


growth in the Corporation's market area as the Corporation has not changed its philosophy regarding pricing of underwriting standards during the period.

The Corporation's consumer loan portfolio remained relatively unchanged between September 30, 1995 and June 30, 1996. Consumer loans are a small portion of the entire loan portfolio and represented 1.8% of total loans at June 30, 1996.

Total deposits increased $9.6 million, or 8.1%, from $117.9 million at September 30, 1995 to $127.5 million at June 30, 1996. The Bank experienced little change in passbook savings accounts. A decrease in money market accounts was offset by an increase in negotiable order of withdrawal ("NOW") accounts. Certificates of deposit increased 10.0% and were the primary reason for the overall deposit growth. Again, certificates of deposit growth has been due to normal operating procedures. The Corporation has not used special promotions to attract increased volume. The portfolio increased from 71.9% of total deposits at September 30, 1995 to 73.1% June 30, 1996. All of the time deposits held at the Bank mature in less than five years.

Borrowed funds increased from $5.3 million at September 30, 1995 to $16.0 million at June 30, 1996. As discussed above, a portion of the borrowed funds were invested in mortgage-backed and related securities to leverage the Bank's excess capital from the Conversion and to provide liquidity for future loan growth.

COMPARISON OF RESULTS OF OPERATIONS

The operating results of the Corporation are affected by general economic conditions, the monetary and fiscal policies of federal agencies and the regulatory policies of agencies that regulate financial institutions. The Corporation's cost of funds is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by the demand for real estate loans and other types of loans, which in turn is affected by the interest rates at which such loans are made, general economic conditions and the availability of funds for lending activities.

The Corporation's net income is primarily dependent upon its net interest income, which is the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Net income is also affected by provisions for loan losses, service charges, gains on the sale of assets and other income, noninterest expense and income taxes.

The Corporation's net income of $384,000 and $1,266,000 for the three and nine months ended June 30, 1996 represented a $81,000 and $121,000 decrease from the $465,000 and $1,387,000 in net income for the three and nine months ended June 30, 1995. Similarly, earnings per common share decreased by $.02 and $.03 for the three and nine month periods ended June 30, 1996 as compared to the same periods in 1995. The decline in net income is the combined


- - ------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

- - -------------------------------------------------------------------------------



result of decreases in net interest income and increased noninterest expense partially offset by gains from the sales of mortgage-backed and related securities.

Net interest income is the largest component of the Corporation's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities.

Historically, the Corporation had only fixed-rate loans in its loan portfolio. Consequently, due to interest rates rising from historically low levels during most of fiscal 1995, the Corporation's net interest spread was negatively affected since the interest rate paid on deposits increased at a faster pace than the rates earned on loans. This trend has slowed as interest rates have stabilized and even declined during the first half of 1996. Interest rates have started to increase again during June of 1996. As a part of management's overall strategy to manage interest rate risk, management began to originate adjustable-rate mortgage loans in the latter quarters of fiscal 1995. As of June 30, 1996 the Corporation had approximately $1.8 million in adjustable-rate mortgage loans as compared to $1.3 million at September 30, 1995. Additionally, almost the entire portfolio of the Corporation's mortgage-backed and related securities reprices on at least an annual basis.

The net interest income of the Corporation decreased by $29,000 and $84,000 for the three and nine months ended June 30, 1996 compared to the three- and nine-month periods ended June 30, 1995. The change in net interest income is attributable to increases in higher yielding interest-earning asset balances being entirely offset by an overall increase in the cost of funds for deposits, a larger portion of the deposit base being in higher cost certificates of deposit and an increased level of borrowed funds.

Interest and fees on loans totaled $2.2 million and $6.5 million for the three and nine months ended June 30, 1996 compared to $2.0 million and $5.8 million for the three and nine months ended June 30, 1995. Such increase in interest income was due to higher average loans receivable balances related to the origination of new 1-4 family real estate loans.

Interest on mortgage-backed and related securities totaled $789,000 and $2,211,000 for the three and nine months ended June 30, 1996, compared to $581,000 and $1,585,000 for the three and nine months ended June 30, 1995. The increase was due to a larger percentage of higher yielding mortgage-backed and related securities as compared to the prior period combined with an overall increase in the level of mortgage-backed and related securities. Most of the mortgage-backed and related securities have repriced to higher yield levels over the past year. The variable-rate feature of these securities helps mitigate the Corporation's exposure to upward interest rate movement due to its primarily fixed-rate loan portfolio.

Interest on investment securities totaled $162,000 and $465,000 for the three and nine months ended in June 30, 1996, compared to $180,000 and $557,000 for the comparable periods in 1995. Other interest and dividend income totaled $28,000 and $160,000 for the three and nine months ended June 30, 1996 compared to $76,000 and $223,000 for the comparable periods in 1995. The

- - ------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

- - -------------------------------------------------------------------------------



decreases from 1995 levels are the result of lower average balances of investment securities and overnight funds partially offset by an increase in the overall portfolio yield.

Interest on deposits totaled $1.6 million and $4.6 million for the three and nine months ended June 30, 1996 and $1.4 million and $3.8 million for the three and nine months ended June 30, 1995. This resulted from an overall increase in the average cost of funds during the comparable periods combined with higher average deposit balances over the prior periods.

Interest on borrowed funds totaled $204,000 and $369,000 for the three and nine months ended June 30, 1996 as compared with no interest expense related to borrowed funds during the comparable periods in 1995. In the fourth quarter of fiscal 1995, the Corporation borrowed funds and invested a portion of these funds in mortgage-backed and related securities to leverage the Corporation's excess capital position. During the second and third quarters of fiscal 1996 the Corporation borrowed additional variable-rate funds for the same purpose. The Corporation also borrowed fixed-rate funds to provide for long-term liquidity needs. There were no borrowings during the first three quarters of fiscal 1995.

The Corporation maintains an allowance for loan losses in an amount which, in management's judgment, is adequate to absorb reasonable foreseeable losses inherent in the loan portfolio. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors, including the performance of the Corporation's loan portfolio, the economy, changes in real estate values and interest rates and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio. The amount of the provision is based on management's regular review of the loan portfolio and consideration of such factors as historical loss experience, general prevailing economic conditions, changes in the size and composition of the loan portfolio and specific borrower considerations, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral.

The Corporation has not experienced net charge-offs in any of the periods presented. The Corporation's low historical charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a down payment of 20% of the lower of the sales price or appraised value of 1- to 4-family residential real estate loans, established income information and defined ratios of debt to income. Loans secured by real estate make up 98.2% of the Corporation's loan portfolio and loans secured by first mortgages on 1-4 family residential real estate constituted 86.1% of total loans at June 30, 1996. Notwithstanding the historical charge-off history, however, management believes that it is prudent to continue to increase the allowance for loan losses as total loans increase. Accordingly, management anticipates that it will continue its provisions to the allowance for loan losses at current levels for the foreseeable future, providing the volume of nonperforming loans remains insignificant.


- - ------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

- - -------------------------------------------------------------------------------



Noninterest income totaled $84,000 and $386,000 for the three and nine months ended June 30, 1996 and $57,000 and $196,000 for the three and nine months ended June 30, 1995. The primary source of the increase was from the sales of mortgage-backed and related securities held in the available-for-sale portfolio. The sales were primarily made for interest rate risk strategy purposes. The Corporation was able to restructure its mortgage-backed and related securities portfolio so that its securities reprice monthly and in the process also increased the interest rate caps on the securities. The Corporation realized gains totaling $92,000, $94,000 and $28,000 during the first, second and third quarters of fiscal 1996, respectively. Offsetting the increase from the gains were proceeds received from the liquidation of assets owned by the Pool Three Service Corporation during the nine months ending June 30, 1995. The proceeds from the completion of the Pool Three liquidation totaled $23,000. No proceeds were received during the three and nine months ended June 30, 1996 and the three months ended June 30, 1995. Other changes in noninterest income were insignificant.

Noninterest expense increased $266,000, or 10.7%, during the nine months ended June 30, 1996, compared to the nine months ended June 30, 1995, and increased $104,000, or 12.8%, during the three months ended June 30, 1996, compared to the comparable three-month period in 1995. Salaries and employee benefits and Ohio franchise taxes were the primary causes of the increases. Salaries and employee benefits increased due to annual merit increases, increased compensation expense related to the ESOP as a result of the Corporation's stock price increasing and the added expense from the RRP, which had not been implemented during the nine months ended June 30, 1995. Increases as a result of these items were offset during the second quarter of fiscal 1996 by a $42,000 reduction of the accrual for the retirement fund contribution. The Corporation reduced the benefits paid to employees upon retirement which caused the plan to become overcapitalized. Ohio franchise taxes increased due to the change in corporate structure during fiscal 1995 and the resulting tax impact of higher capital levels at the Bank and earnings at the Corporation. The second and third quarters of fiscal 1996 were the first periods in which the franchise taxes were impacted by the capital raised in the mutual to stock conversion. Other changes in noninterest expense were insignificant.

The equity of the Bank may be affected in the near future by the undercapitalization of the Savings Association Insurance Fund of the Federal Deposit Insurance Bank ("SAIF"). The reserves of the SAIF are below the level required by law because a significant portion of the assessments paid into the SAIF by Savings Associations are used to pay the cost of prior thrift failures. The Bank Insurance Fund ("BIF"), which is subject to the same reserve level as the SAIF, has met its required reserve level. As a result of the respective reserve levels of the funds, deposit insurance assessments paid by healthy savings associations exceeded those paid by healthy commercial banks by approximately $.19 per $100 in deposits for 1995 and no BIF assessments will be required of healthy commercial banks in 1996 except a $2,000 minimum fee. The premium disparity could have a negative competitive impact on the Bank and other savings institutions.


- - -------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

- - -------------------------------------------------------------------------------



Congress is considering legislation to recapitalize the SAIF and eliminate the significant premium disparity. Currently, that recapitalization plan provides for a special assessment of approximately $.85 to $.90 per $100 of SAIF deposits held on March 31, 1995, to increase SAIF reserves to the level required by law. In addition, the cost of prior thrift failures would be shared by both the SAIF and the BIF, which would likely increase BIF assessments by $.02 to $.025 per $100 deposits. SAIF assessments would initially be set at a significantly lower level but could never be reduced below that level. These projected assessment levels may change if commercial banks holding SAIF deposits are provided some relief from the special assessment or are allowed to transfer their SAIF deposits to the BIF. The last part of the recapitalization plan provides for the merger of the SAIF and the BIF on January 1, 1998. The SAIF recapitalization legislation currently provides for an elimination of the thrift charter or separate thrift regulation under federal law prior to the merger of the deposit insurance funds. As a result, the Bank would be regulated as a bank under federal law, which would subject it to the more restrictive activity limits imposed on national banks. The more restrictive regulations would not have a significant impact on the Bank's operations.

The Bank had $111,746,000 in deposits at March 31, 1995. If the one-time special assessment in the proposal is enacted into law, the Bank will pay an additional assessment of approximately $950,000 to $1,005,000, which will reduce equity and earnings for the quarter in which it is recorded by approximately $627,000 to $663,000 or $.27 to $.29 per share after applicable income taxes. Quarterly SAIF assessments are then expected to be reduced to approximately $.06 to $.065 per $100 in deposits after such enactment.

No assurances can be given that the SAIF recapitalization plan will be enacted into law or in what form it might be enacted. In addition, the Corporation can give no assurance that the disparity between BIF and SAIF assessments will be eliminated and cannot be certain of the impact of its being regulated as or converted to a bank until the legislation requiring such change is enacted.

Under current tax laws, savings associations meeting certain requirements have been able to deduct from income for tax purposes amounts designated as reserved for bad debts. Currently, upon the conversion of a savings association to a bank, certain amounts of the association's bad debt reserve must be recaptured as taxable income over a six-year period if the association has used the percentage of taxable income method to compute its reserve. Congress is considering legislation requiring, generally, that even if a savings association does not convert to a bank, bad debt reserves taken after 1987 using the percentage of taxable income method must be included in future taxable income of the association over a six-year period, although a two-year delay may be permitted for institutions meeting a residential mortgage loan origination test. The requirement that the Bank convert to a bank and the proposed tax legislation could have an adverse effect on the Corporation, although until such proposals are acted upon by Congress, the extent of such effect is uncertain.


- - -------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

- - -------------------------------------------------------------------------------



The volatility of income tax expense is primarily attributable to the change in net income before income taxes. Income tax expense for the three and nine months ended June 30, 1996 of $199,000 and $660,000 represented an effective rate of 34.1% and 34.3%, compared to $220,000 and $707,000, or an effective rate of 32.1% and 33.8%, for the three and nine months ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the nine months ended June 30, 1996 and 1995. (Dollars in thousands)

                                                                                      Nine months ended
                                                                                          June 30,
                                                                                          --------
                                                                                    1996           1995
                                                                                    ----           ----
         Net income                                                             $    1,266     $     1,387

         Adjustments to reconcile net income to
           net cash from operating activities                                         (225)            182
                                                                                ----------     -----------
         Net cash from operating activities                                          1,041           1,569
         Net cash from investing activities                                        (17,138)        (25,769)
         Net cash from financing activities                                         15,364           2,932
                                                                                ----------     -----------
         Net change in cash and cash equivalents                                      (733)        (21,268)
         Cash and cash equivalents at
           beginning of period                                                       1,701          25,604
                                                                                ----------     -----------
         Cash and cash equivalents at
           end of period                                                        $      968     $     4,336
                                                                                ==========     ===========

The Corporation's principal sources of funds are deposits; loan, investment and mortgage-backed securities repayments; investment and mortgage-backed securities available for sale and other funds provided by operations. The Corporation also has the ability to borrow from the FHLB of Cincinnati. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and mortgage-backed security repayments are more influenced by interest rates, general economic conditions and competition. The Corporation maintains investments in liquid assets based upon management's assessments of
(1) the need for funds, (2) expected deposit flows, (3) the yields available on short-term liquid assets and (4) the objectives of the asset/liability management program.


- - -----------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

- - -------------------------------------------------------------------------------



OTS regulations presently require the Corporation to maintain an average daily balance of investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less in an amount equal to 5% of the sum of the Corporation's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds upon which the Corporation may rely if necessary to fund deposit withdrawals or other short-term funding needs. At June 30, 1996, the Corporation's regulatory liquidity was 6.7%. At such date, the Corporation had commitments to originate fixed-rate loans totaling $3,165,000. There were no commitments to originate adjustable-rate loans and no commitments to purchase or sell loans. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. See Note 5 of the Notes to Consolidated Financial Statements.

The Bank is required by OTS regulations to meet certain minimum capital requirements, which requirements must be generally as stringent as the requirements established for banks. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which for the Bank consists solely of tangible capital) of 3.0% of adjusted total assets and risk-based capital (which for the Bank consists of core capital and general valuation allowances) of 8% of risk-weighted assets (assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk). The Bank exceeded all of its capital requirements at June 30, 1996 and September 30, 1995. The OTS has proposed to amend the core capital requirement so that those associations that do not have the highest examination rating and an acceptable level of risk will be required to maintain core capital of from 4% to 5%, depending on the association's examination rating and overall risk. The Bank does not anticipate that it will be adversely affected if the core capital requirements regulations are amended as proposed.


- - ------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

- - -------------------------------------------------------------------------------



The following table summarizes Milton Federal Savings Bank's regulatory capital requirements and actual capital for June 30, 1996.

                                                                                  Excess of actual
                                                                                capital over current
                               Actual capital          Current requirement           requirement
                             -------------------       ---------------------      -----------------      Applicable
(Dollars in thousands)       Amount      Percent       Amount        Percent      Amount     Percent     Asset Total
- - ----------------------       ------      -------       ------        -------      ------     -------     -----------
Tangible capital           $   25,293     14.69%     $   2,584        1.50%     $ 22,709      13.19%        172,235
Core capital                   25,293     14.69          5,167        3.00        20,126      11.69         172,235
Risk-based capital             25,544     32.08          6,370        8.00        19,174      24.08          79,621

At June 30, 1996, the Bank had no material commitments for capital expenditures.

On November 13, 1995 the Corporation declared a special dividend of $1.00 per share to all shareholders of record on November 27, 1995. The dividend was paid on December 8, 1995. Additionally, on November 20, 1995, the Corporation announced a plan to purchase up to 5% of its outstanding common shares. The shares were purchased periodically in the over-the-counter market during fiscal 1996. The number of shares purchased and the price paid depended upon the availability of shares, the prevailing market prices and any other considerations which, in the opinion of the Corporation's Board of Directors or management, affected the advisability of purchasing such shares. As of June 30, 1996 the Corporation had purchased 128,943 shares or 5% of the outstanding common shares at an average price of $15.49 per share.




- - ------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                           PART II - OTHER INFORMATION

- - --------------------------------------------------------------------------------

Item 1.    Legal Proceedings
           -----------------
           None

Item 2.    Changes in Securities
           ---------------------
           None

Item 3.    Defaults Upon Senior Securities
           -------------------------------
           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
           Not applicable

Item 5.    Other Information
           -----------------
           Not applicable

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------
           (a) Exhibit No. 27.
           (b) No current reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1996.



- - ------------------------------------------------------------------------------

                       MILTON FEDERAL FIANCIAL CORPORATION
                                   SIGNATURES

- - --------------------------------------------------------------------------------

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: August 13, 1996                  /s/ GLENN E. AIDT
      ---------------------------      -------------------------------------
                                       Glenn E. Aidt
                                       President





Date: August 13, 1996                  /s/ THOMAS P. EYER
      ---------------------------      -------------------------------------
                                       Thomas P. Eyer
                                       Treasurer (Chief Financial Officer)








- - ------------------------------------------------------------------------------

                                  EXHIBIT INDEX


           Exhibit Number                                                          Description
           --------------                                                          -----------

                 27                                                          Financial Data Schedule







- - ------------------------------------------------------------------------------