Form 10-K
period 1996-09-30
MILTON FEDERAL FINANCIAL CORP
filed 1996-12-20
CIK 925722

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

   /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [Fee Required]

For the Fiscal Year Ended September 30, 1996
                          ------------------

                                       OR

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from ______________to___________________

     Commission File Number: 0-24834
                            --------

                      MILTON FEDERAL FINANCIAL CORPORATION
                ------------------------------------------------
                (Name of registrant as specified in its charter)

            Ohio                                             31-1412064
-------------------------------                           ----------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                        Identification Number)

                     25 Lowry Drive, West Milton, Ohio 45383
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                  Registrant's telephone number: (513) 698-4168
                                                 --------------

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None
                     -------------------------------------

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                        Common Shares, without par value
                        --------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                 ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based upon the last sale price provided by The Nasdaq Stock Market, the aggregate market value of the voting stock held by nonaffiliates of the issuer on November 30, 1996, was $30,570,729.

2,401,432 of the issuer's common shares were issued and outstanding on November 30, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE

Exhibit 99.2 attached hereto is incorporated by reference into Item 1 of this Form 10-K.

The following sections of the definitive Proxy Statement for the 1997 Annual Meeting of Shareholders of Milton Federal Financial Corporation are incorporated by reference into Part III of this Form 10-K:

1.   Board of Directors;

2.   Executive Officers;

3.   Compensation of Executive Officers and Directors;

4.   Voting Securities and Ownership of Certain Beneficial Owners and
     Management;

5.   Certain Transactions with MFFC; and

6.   Section 16(a) Beneficial Ownership Reporting Compliance.

                                     PART I


ITEM 1.  BUSINESS

Milton Federal Financial Corporation, an Ohio corporation ("MFFC"), is a unitary savings and loan holding company which owns all of the issued and outstanding common shares of Milton Federal Savings Bank ("Milton Federal"), a federal savings bank chartered under the laws of the United States. On October 6, 1994, MFFC acquired all of the common shares issued by Milton Federal upon its conversion from a mutual savings and loan association to a stock savings bank (the "Conversion"). Prior to the Conversion, Milton Federal's name was Milton Federal Savings and Loan Association.


GENERAL

Milton Federal is principally engaged in the business of making permanent first mortgage loans secured by one- to four-family residential real estate located in Milton Federal's designated lending area. Milton Federal also originates loans for the construction of one- to four-family residential real estate and loans secured by multifamily real estate (over four units) and nonresidential real estate. The origination of consumer loans, including unsecured loans and loans secured by deposits, automobiles, recreational vehicles and boats, and home improvement loans constitutes a small portion of Milton Federal's lending activities. Loan funds are obtained primarily from savings deposits, which are insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC"), borrowings from the Federal Home Loan Bank, and loan and mortgage-backed and related securities repayments. In addition to originating loans, Milton Federal invests in U.S. Government and agency obligations, interest-bearing deposits in other financial institutions, mortgage-backed securities, collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits ("REMICs").

Milton Federal conducts business from its main office in West Milton, Ohio, and from its full-service branch office located in Englewood, Ohio. Milton Federal's designated lending area consists of portions of Miami, Montgomery and Darke Counties, Ohio. Milton Federal's primary market area for savings deposits consists of Miami and Montgomery Counties and all contiguous counties.

As a savings and loan holding company, MFFC is subject to regulation, supervision and examination by the Office of Thrift Supervision of the United States Department of the Treasury (the "OTS"). As a savings bank chartered under the laws of the United States, Milton Federal is subject to regulation, supervision and examination by the OTS and the FDIC. Deposits in Milton Federal are insured up to applicable limits by the FDIC. Milton Federal is also a member of the Federal Home Loan Bank of Cincinnati (the "FHLB").

Other than investing excess funds from the Conversion in investment and mortgage-backed and related securities, MFFC's activities have been limited primarily to holding the common stock of Milton Federal since acquiring such common stock in connection with the Conversion. Consequently, the following discussion focuses primarily on the business of Milton Federal.

In addition to the historic financial information included herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances and

MFFC's operations and actual results could differ significantly from those discussed in those forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein, but also include changes in the economy and interest rates in the nation and in MFFC's general market area. See Exhibit 99.2 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995," which is incorporated herein by reference.

LENDING ACTIVITIES

GENERAL. Milton Federal's primary lending activity is the origination of conventional mortgage loans secured by one- to four-family residential real estate located in Milton Federal's designated lending area and home improvement loans secured by second mortgages on properties on which Milton Federal has the first mortgage. Loans for the construction of one- to four-family homes and mortgage loans on multifamily properties containing five units or more and nonresidential properties are also offered by Milton Federal. Milton Federal does not originate loans insured by the Federal Housing Authority or loans guaranteed by the Veterans Administration. In addition to mortgage lending, Milton Federal makes unsecured loans and consumer loans secured by deposits, automobiles, boats and recreational vehicles.

LOAN PORTFOLIO COMPOSITION. The following table presents certain information with respect to the composition of Milton Federal's loan portfolio at the dates indicated:

                                                                         At September 30,
                                           ------------------------------------------------------------------------
                                                     1996                      1995                    1994
                                           ----------------------    ---------------------    ---------------------
                                                          Percent                  Percent                 Percent
                                                         of Total                 of Total                of Total
                                              Amount       Loans       Amount       Loans      Amount       Loans
                                              ------       -----       ------       -----      ------       -----
                                                                      (Dollars in thousands)
Residential real estate loans:
     One- to four-family
       (first mortgage)                   $   102,393      83.02%  $    88,899      84.45%   $   80,984     86.36%
     Home equity (one- to four-family
       second mortgage)                         2,929       2.38         1,129       1.07           959      1.02
     Multifamily                                2,249       1.82         1,986       1.89         2,153      2.30
     Nonresidential real estate loans           4,425       3.59         4,750       4.51         4,026      4.29
     Construction loans                         9,083       7.36         6,353       6.04         4,030      4.30
                                          -----------   --------   -----------    -------    ----------   -------

         Total real estate loans              121,079      98.17       103,117      97.96        92,152     98.27

Consumer loans:
     Automobile loans                           1,929       1.56         1,847       1.75         1,356      1.44
     Loans on deposits                            199       0.16           193       0.18           190      0.20
     Other consumer loans                         130       0.11           115       0.11            81      0.09
                                          -----------   --------   -----------    -------    ----------   -------

         Total consumer loans                   2,258       1.83         2,155       2.04         1,627      1.73
                                          -----------   --------   -----------    -------    ----------   -------

Total loans                                   123,337     100.00%      105,272     100.00%       93,779    100.00%
                                          -----------   ========   -----------    =======    ----------  ========
Less:
Unearned and deferred income                     (627)                    (647)                    (647)
Loans in process                               (5,474)                  (3,534)                  (1,617)
Allowance for loan losses                        (487)                    (333)                    (269)
                                          -----------              -----------               ----------

     Net loans                            $   116,749              $   100,758               $   91,246
                                          ===========              ===========               ==========

LOAN MATURITY SCHEDULE. The following table sets forth certain information as of September 30, 1996, regarding the dollar amount of loans maturing in Milton Federal's portfolio based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                         Due during the year ending        Due 4-5    Due 6-10    Due 11-20   Due 20 or
                                September 30,               years       years       years    more years
                        ---------------------------         after       after       after       after
                        1997        1998       1999        9/30/96     9/30/96     9/30/96     9/30/96       Total
                        ----        ----       ----        -------     -------     -------     -------       -----
Mortgage loans:
 One- to four-family
  (first mortgage)  $     145   $      54   $      68   $     478    $ 13,000    $ 44,507    $ 44,141     $ 102,393
 Home equity (one-
  to four-family
  second mortgage)      2,785           2           4          11                     127                     2,929
 Multifamily and
  nonresidential                        4         283       1,026       1,593       2,225       1,543         6,674
 Construction loans                 1,563                                           1,070       6,450         9,083
 Consumer loans           245         279         430       1,185         106          13                     2,258
                    ---------   ---------   ---------   ---------    --------    --------    --------    ----------
   Total loans      $   3,175   $   1,902   $     785   $   2,700    $ 14,699    $ 47,942    $ 52,134    $  123,337
                    =========   =========   =========   =========    ========    ========    ========    ==========

The following table sets forth at September 30, 1996, the dollar amount of all loans before net items, due after one year from September 30, 1996, which have predetermined interest rates and floating or adjustable interest rates:

                                                                                                 Floating or
                                                                             Predetermined        Adjustable
                                                                                 Rates               Rates
                                                                                 -----               -----
         Mortgage loans:
              One- to four-family residential                               $    100,676       $     1,572
              Home equity loans                                                      144
              Multi-family and nonresidential                                      6,476               198
         Construction loans                                                        8,633               450
         Consumer loans                                                            2,013
                                                                            ------------
              Total loans                                                   $    117,942       $     2,220
                                                                            ============       ===========

ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LOANS. The primary lending activity of Milton Federal has been the origination of permanent conventional loans secured by one- to four-family residences, primarily single-family residences, located within Milton Federal's designated lending area. Milton Federal also originates loans for the construction of one- to four-family residences and home equity loans secured by second mortgages on one- to four-family residential real estate. Each of such loans is secured by a mortgage on the underlying real estate and improvements thereon, if any.

OTS regulations limit the amount which Milton Federal may lend in relationship to the appraised value of the real estate and improvements at the time of loan origination. In accordance with such regulations, Milton Federal makes fixed-rate loans on one- to four-family residences up to 95% of the value of the real estate and improvements (the "Loan-to-Value Ratio" or "LTV"). Milton Federal requires private mortgage insurance for such loans in excess of 90% of the value of the real estate securing such loans. Residential real estate loans are offered by Milton Federal for terms of up to 30 years. Milton Federal began originating adjustable rate mortgage loans ("ARMs") in fiscal year 1995.

ARMs are offered by Milton Federal for terms of up to 30 years. The interest rate adjustment periods on the ARMs are either one year, three years or five years. The interest rate adjustments on ARMs presently originated by Milton Federal are tied to changes in the weekly average yield on the one-, three- and five-year U.S. Treasury constant maturities index. Rate adjustments are computed by adding a stated margin, typically 3%, to the index. The maximum allowable adjustment at each adjustment date is usually 2% with a maximum adjustment of 6% over the term of the loan. The initial rate is dependent, in part, on how often the rate can be adjusted. Milton Federal originates ARMs which have initial interest rates lower than the sum of the index plus the margin. Such loans are subject to increased risk of delinquency or default due to increasing monthly payments as the interest rates on such loans increase to the fully-indexed level, although such increase is considered in Milton Federal's underwriting of such loans.

The aggregate amount of Milton Federal's one- to four-family residential real estate loans equaled approximately $105.3 million at September 30, 1996, and represented 85.40% of loans at such date. At such date, loans secured by one- to four-family residential real estate with outstanding balances of $597,000, or
 .57% of its one- to four-family residential real estate loan balance, were more than 90 days delinquent or nonaccruing. See "Delinquent Loans, Nonperforming Assets and Classified Assets."

MULTIFAMILY RESIDENTIAL REAL ESTATE LOANS. In addition to loans on one- to four-family properties, Milton Federal makes loans secured by multifamily properties containing over four units. Such loans are made with fixed and adjustable interest rates and a maximum LTV of 75%. ARMs on multifamily properties are offered with the same adjustment periods and index as ARMs on one- to four-family properties and typically with a margin of 4% over the index.

Multifamily lending is generally considered to involve a higher degree of risk because the loan amounts are larger and the borrower typically depends upon income generated by the project to cover operating expenses and debt service. The profitability of a project can be affected by economic conditions, government policies and other factors beyond the control of the borrower. Milton Federal attempts to reduce the risk associated with multifamily lending by evaluating the credit-worthiness of the borrower and the projected income from the project and by obtaining personal guarantees on loans made to corporations and partnerships. Milton Federal currently requires that borrowers agree to submit financial statements and tax returns annually to enable Milton Federal to monitor the loan.

At September 30, 1996, loans secured by multifamily properties totaled approximately $2.2 million, or 1.82% of total loans, all of which were secured by property located in Miami and Montgomery Counties, Ohio, and none of which were more than 90 days delinquent or nonaccruing. See "Delinquent Loans, Nonperforming Assets and Classified Assets."

CONSTRUCTION LOANS. Milton Federal makes loans for the construction of residential and nonresidential real estate. Such loans are structured as permanent loans with fixed and adjustable rates of interest and for terms of up to 30 years. Almost all of the construction loans originated by Milton Federal are made to owner-occupants for the construction of single-family homes by a general contractor. The remainder are made to builders for small projects, some of which have not been pre-sold.

Construction loans generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on real estate developments, developers, managers and builders. In addition, such loans are more difficult to evaluate and monitor. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction.
Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTVs and the total loan funds required to complete a project. In the event a default on a construction loan occurs and foreclosure follows, Milton Federal must take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project.

At September 30, 1996, a total of $9.1 million, or approximately 7.36% of Milton Federal's total loans, consisted of construction loans. The majority of Milton Federal's construction loans are secured by property in Miami and Montgomery Counties and the economy of such lending area has been relatively stable.

NONRESIDENTIAL REAL ESTATE LOANS. Milton Federal also makes loans secured by nonresidential real estate consisting primarily of retail stores, office buildings and churches. Such loans are originated with a 21-year amortization schedule, but with the balance due in a lump sum after seven years. Milton Federal will extend such loans for two seven-year periods, if warranted upon review of Milton Federal's underwriting criteria and the interest rate on the loan is adjusted at each such extension. Such loans have a maximum LTV of 75%.

Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. If the cash flow on the property is reduced, for example, as leases are not obtained or renewed, the borrower's ability to repay may be impaired. Milton Federal has endeavored to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management constructing and operating the property, the debt service ratio, the quality and characteristics of the income stream generated by the property and appraisals supporting the property's valuation.

At September 30, 1996, Milton Federal had a total of $4.4 million invested in nonresidential real estate loans, all of which were secured by property located in Miami and Montgomery Counties, Ohio. Such loans comprised approximately 3.59% of Milton Federal's total loans at such date. At such date Milton Federal had no nonresidential real estate loans which were more than 90 days delinquent or nonaccruing. See "Delinquent Loans, Nonperforming Assets and Classified Assets."

Federal regulations limit the amount of nonresidential mortgage loans which an association may make to 400% of its capital. At September 30, 1996, Milton Federal's nonresidential mortgage loans totaled 21.88% of Milton Federal's capital.

CONSUMER LOANS. Milton Federal makes various types of consumer loans, including unsecured loans and loans secured by deposits, automobiles, boats and recreational vehicles. Such loans are made at fixed rates of interest only. Milton Federal has been attempting to increase its consumer loan portfolio as part of its interest rate risk management efforts.

Consumer loans may entail greater risk than do residential mortgage loans. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions. Although Milton Federal has not had significant delinquencies on consumer loans, no assurance can be provided that delinquencies will not increase.

At September 30, 1996, Milton Federal had approximately $2.3 million, or 1.83% of its total loans, invested in consumer loans. No consumer loans were more than 90 days delinquent or nonaccruing. See "Delinquent Loans, Nonperforming Assets and Classified Assets."

COMMERCIAL LOANS. Through September 30, 1996, Milton Federal had not issued any letters of credit or originated or purchased any loans for commercial, business or agricultural purposes, other than loans secured by real estate. In fiscal 1997, Milton Federal plans to implement a commercial loan program, which will include extending letters of credit and commercial loans to finance commercial and industrial business activities including equipment financing, commercial lines of credit and working capital.

LOAN SOLICITATION AND PROCESSING. Loan originations are developed from a number of sources, including continuing business with depositors, borrowers and real estate developers, periodic newspaper and radio advertisements, solicitations by Milton Federal's lending staff and walk-in customers.

Loan applications for permanent mortgage loans are taken by loan personnel. Milton Federal obtains a credit report, verification of employment and other documentation concerning the credit-worthiness of the borrower. An appraisal of the fair market value of the real estate on which Milton Federal will be granted a mortgage to secure the loan is prepared by an independent fee appraiser approved by the Board of Directors. An environmental study is conducted for all business properties and for other real estate only if the appraiser or the loan committee has reason to believe that an environmental problem may exist. Commencing in 1992, Milton Federal required a survey of the property for every real estate loan.

For multifamily and nonresidential mortgage loans, a personal guarantee of the borrower's obligation to repay the loan is required. Milton Federal also obtains information with respect to prior projects completed by the borrower. Upon the completion of the appraisal and the receipt of information on the borrower, the application for a loan is submitted to the Loan Committee for approval or rejection if the loan does not exceed $300,000. If the loan amount exceeds $300,000, the application is approved or rejected by the full Board of Directors.

If a mortgage loan application is approved, title insurance is obtained on the title to the real estate which will secure the mortgage loan. Prior to September 1990, Milton Federal did not require title insurance but did obtain an attorney's opinion of title. Borrowers are required to carry fire and casualty insurance and flood insurance, if applicable, and to name Milton Federal as an insured mortgagee.

The procedure for approval of construction loans is the same as for permanent mortgage loans, except that an appraiser evaluates the building plans, construction specifications and estimates of construction costs. Milton Federal also evaluates the feasibility of the proposed construction project and the experience and financial status of the builder.

Consumer loans are underwritten on the basis of the borrower's credit history and an analysis of the borrower's income and expenses, ability to repay the loan and the value of the collateral, if any.

Milton Federal's loans carry no pre-payment penalties but do provide that the entire balance of the loan is due upon sale of the property securing the loan. Milton Federal generally enforces such due-on-sale provisions.

LOAN ORIGINATIONS, PURCHASES AND SALES. Prior to 1995, Milton Federal had been actively originating only new fixed-rate loans. In fiscal year 1995, Milton Federal began to originate adjustable-rate loans in addition to fixed-rate loans. Although Milton Federal has never sold loans, management has recently originated, and intends in the future to originate, fixed-rate loans in a manner which permits their sale into the secondary mortgage market. Milton Federal intends to retain the servicing of loans sold in the secondary mortgage market. At September 30, 1996, Milton Federal had approximately $11.0 million of one- to four-family fixed-rate first mortgage loans which were classified as held for sale. Milton Federal occasionally participates in loans originated by other institutions.

The following table presents Milton Federal's mortgage loan origination and sale activity for the periods indicated:

                                                                                   Year ended September 30,
                                                                         -------------------------------------------
                                                                              1996           1995           1994
                                                                              ----           ----           ----
                                                                                        (In thousands)
Loans originated
     One- to four-family residential                                     $    29,774    $    17,026     $    25,511
     Multifamily residential                                                      71             86             332
     Nonresidential                                                              150             33             781
     Construction                                                              7,912          7,555           3,922
     Consumer                                                                  1,717          1,857           1,142
                                                                         -----------    -----------     -----------
         Total loans originated                                               39,624         26,557          31,688
                                                                         -----------    -----------     -----------

Loan participations purchased                                                     --             --              --
                                                                         -----------    -----------     -----------

Reductions:
     Principal repayments                                                    (23,633)       (16,905)        (22,251)
     Transfers from loans to real estate owned and
       repossessed assets                                                         --            (70)             (9)
                                                                         -----------    -----------     -----------
         Total reductions                                                    (23,633)       (16,975)        (22,260)
Increase (decrease) in other items, net (1)                                       21            (42)           (161)
                                                                         -----------    -----------     -----------
Net increase (decrease)                                                  $    16,012    $     9,540     $     9,267
                                                                         ===========    ===========     ===========

-------------------------------------------------------------------------------------------------------------------

(1) Consists of unearned and deferred fees, deferred costs and allowance for loan losses.

OTS regulations generally limit the aggregate amount that a savings association may lend to any one borrower to an amount equal to 15% of the association's total capital for regulatory capital purposes plus any additional loan reserves not included in total capital (collectively, "Lending Limit Capital"). A savings association may lend to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." In addition, the regulations require that loans to certain related or affiliated borrowers be aggregated for purposes of such limits. An exception to these limits permits loans to one borrower of up to $500,000 "for any purpose."

Based on such limits, Milton Federal was able to lend approximately $3.0 million to any one borrower at September 30, 1996. The largest amount Milton Federal had outstanding to one borrower was $742,072. Such loan was secured by a multi-unit apartment building in Montgomery County and was current at September 30, 1996.

LOAN ORIGINATION AND OTHER FEES. Milton Federal realizes loan origination fees and other fee income from its lending activities. In addition, Milton Federal also realizes income from late payment charges, application fees, and fees for other miscellaneous services.

Loan origination fees and other fees are a volatile source of income, varying with the volume of lending, loan repayments and general economic conditions. All nonrefundable loan origination fees and certain direct loan origination costs are deferred and recognized as an adjustment to yield over the life of the related loan.

DELINQUENT LOANS, NONPERFORMING ASSETS AND CLASSIFIED ASSETS. When a borrower fails to make a required payment on a loan, Milton Federal attempts to cause the deficiency to be cured by contacting the borrower. In most cases, deficiencies are cured promptly.

When a real estate loan is fifteen days or more delinquent, the borrower is sent a delinquency notice. When a loan is thirty days delinquent, Milton Federal sends a letter to the borrower and may telephone the borrower. Depending upon the circumstances, Milton Federal may also inspect the property and inform the borrower of the availability of credit counseling from Milton Federal and counseling agencies. When a loan becomes 90 days delinquent, it is generally referred to an attorney for foreclosure, unless the Board of Directors deems appropriate alternative payment arrangements to eliminate the arrearage. A decision as to whether and when to initiate foreclosure proceedings is based on such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of the delinquency and the borrower's ability and willingness to cooperate in curing delinquencies. If a foreclosure occurs, the real estate is sold at public sale and may be purchased by Milton Federal.

Real estate acquired, or deemed acquired, by Milton Federal as a result of foreclosure proceedings is classified as real estate owned ("REO") until it is sold. When property is so acquired, or deemed to have been acquired, it is initially recorded by Milton Federal at the fair value of the real estate, less estimated costs to sell. Interest accrual, if any, ceases no later than the date of acquisition of the real estate. Any reduction in fair value is reflected in a valuation allowance account established by a charge to income. Costs incurred to carry other real estate are charged to expense. Milton Federal had one REO property at September 30, 1996, with a carrying value of $32,554.

In the case of delinquencies on consumer loans, a notice is sent to the borrower when payment is not received by the tenth business day after the payment due date. When a payment is fifteen days past due, a letter is sent or the borrower is contacted by telephone. If no payment or satisfactory promise is made by the second due date, a collection officer makes a personal visit to the borrower's residence. If an account is ninety days delinquent, the borrower is provided a written notice that legal action will be taken if the account is not brought current within ten days, and the failure to so bring the account current generally results in repossession of the collateral, if any.

Milton Federal places a loan on nonaccrual status when the loan is delinquent 90 days or more, unless the value of the collateral provides sufficient equity to warrant the continued accrual of interest.

The following table reflects the number and amount of loans in a delinquent status as of the dates indicated:

                                                               At September 30,
                              -------------------------------------------------------------------------------------
                                         1996                          1995                        1994
                              -------------------------     -------------------------   ---------------------------
                                                              (dollars in thousands)
                                                Percent of                   Percent of                 Percent of
                                                   Total                        Total                      Total
                              No.       Amt.       Loans    No.     Amt.        Loans   No.      Amt.      Loans
                              ---       ----       -----    ---     ----        -----   ---      ----      -----
Loans delinquent for (1):
   30-59 days                 13     $    337       0.27%    9   $    413        0.39%  13    $     436      0.46%
   60-89 days                  3          124       0.10     5        170        0.16    7          407      0.43
   90 days and over           10          597       0.49    11        520        0.50   10          286      0.31
                              --     --------    -------    --   --------    --------   --    ---------   -------
Total delinquent loans        26     $  1,058(2)    0.86%   25   $  1,103        1.05%  30    $   1,129      1.20%
                              ==     ========       ====    ==   ========        ====   ==    =========      ====

-------------------------------------------------------------------------------------------------------------------

(1)  The number of days a loan is delinquent is measured from the day the payment was due under the terms of the loan agreement.

(2)  Of such amount, $979,558 is secured by one- to four-family real estate.

The following table sets forth information with respect to the accrual and nonaccrual status of Milton Federal's loans which are 90 days or more past due and other nonperforming assets at the dates indicated:

                                                                                         At September 30,
                                                                                -----------------------------------
                                                                                   1996         1995        1994
                                                                                   ----         ----        ----
                                                                                      (Dollars in thousands)
Accruing loans delinquent more than 90 days (1)                                 $    285     $    367     $     226

Loans accounted for on a nonaccrual basis:
     Real estate:
         Residential                                                                 312          153            60
         Nonresidential                                                               --           --            --
     Consumer                                                                         --           --            --
                                                                                --------     --------     ---------

Total nonaccrual loans                                                               312          153            60

Other nonperforming assets (2)                                                        32           32            41
                                                                                --------     --------     ---------

     Total nonperforming assets                                                 $    629     $    552     $     327
                                                                                ========     ========     =========

     Total loan loss allowance                                                  $    487     $    333     $     269

     Total nonperforming assets as a percentage of total assets                     0.35%        0.34%        0.22%

     Loan loss allowance as a percent of nonperforming loans                       81.57%       64.04%       94.06%

-------------------------------------------------------------------------------------------------------------------

(1)  All are secured by one- to four-family real estate.

(2) Other nonperforming assets represent real estate acquired by Milton Federal through foreclosure, which is carried at the lower of the fair value of the real estate, less selling expenses, or the unpaid principal balance of the loan at the date of foreclosure.

As of and for the year ended September 30, 1996, no loans were considered impaired within the scope of SFAS No. 114. During the year ended September 30, 1996, $26,075 would have been recorded on nonaccruing loans had such loans been accruing pursuant to contractual terms. During such period, no interest income was recorded on such loans. Management believes that no loans, other than loans which are currently classified as nonaccrual, more than 90 days past due or restructured, may be so classified in the near future due to concerns as to the ability of the borrowers to comply with repayment terms.

OTS regulations require that each thrift institution classify its own assets on a regular basis. Problem assets are classified as "substandard," "doubtful" or "loss." "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the same weaknesses as "substandard" assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and (ii) there is a high possibility of loss. An asset classified "loss" is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. The regulations also contain a "special mention" category, consisting of assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but which possess credit deficiencies or potential weaknesses deserving management's close attention.

Generally, Milton Federal classifies as "substandard" all loans that are delinquent more than 60 days, unless management believes the delinquency status is short-term due to unusual circumstances. Loans delinquent fewer than 60 days may also be classified if the loans have the characteristics described above rendering classification appropriate.

The aggregate amounts of Milton Federal's classified assets at the dates indicated were as follows:

                                                                                 At September 30,
                                                                       -----------------------------------
                                                                          1996         1995        1994
                                                                          ----         ----        ----
         Substandard                                                   $     714    $     370    $     791
         Doubtful                                                              0           38          149
         Loss                                                                149          148          --
                                                                       ---------    ---------    ---------
              Total classified assets                                  $     863    $     556    $     940
                                                                       =========    =========    =========

Federal examiners are authorized to classify an association's assets. If an association does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS. Milton Federal had no disagreements with the examiners regarding the classification of assets at the time of the last examination.

OTS regulations require that Milton Federal establish prudent general allowances for loan losses for any loan classified as substandard or doubtful. If an asset, or portion thereof, is classified as loss, the association must either establish specific allowances for losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount.

ALLOWANCE FOR LOAN LOSSES. Milton Federal maintains an allowance for loan losses based upon a number of relevant factors, including, but not limited to, trends in the level of nonperforming assets and classified loans, current and anticipated economic conditions in the primary lending area, past loss experience, possible losses arising from specific problem assets and changes in the composition of the loan portfolio.

The single largest component of Milton Federal's loan portfolio consists of one- to four-family residential real estate loans. Substantially all of these loans are secured by residential real estate and require a down payment of 20% of the lower of the sales price or appraisal value of the real estate. In addition, these loans are secured by property in Milton Federal's designated lending area consisting of portions of Miami, Montgomery and Darke Counties in Ohio. Milton

Federal's practice of making the majority of its loans in its designated lending area and requiring a 20% down payment have contributed to a low historical charge-off history.

In addition to one- to four-family residential real estate loans, Milton Federal makes additional real estate loans, including home equity, multifamily residential real estate, nonresidential real estate and construction loans. These real estate loans are secured by property in Milton Federal's designated lending area and also require the borrower to provide a down payment. Milton Federal has not experienced any charge-offs from these other real estate loan categories.

A small portion of Milton Federal's total loans consists of consumer loans, primarily automobile loans. These loans typically have a lower down payment and are secured by collateral that declines in value. Such loans therefore carry a higher degree of risk than the real estate loans. Milton Federal has, however, recorded less than $2,000 of charge-offs on consumer loans since these loans have been offered.

The allowance for loan losses is reviewed quarterly by management's Asset Classification Committee and the Board of Directors. While the Board of Directors believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in material adjustments, and net earnings could be significantly adversely affected, if circumstances differ substantially from the assumptions used in making the final determination.

The following table sets forth an analysis of Milton Federal's allowance for losses on loans for the periods indicated.

                                                                                      Year ended September 30,
                                                                                -----------------------------------
                                                                                  1996          1995        1994
                                                                                  ----          ----        ----
                                                                                       (Dollars in thousands)
Balance at beginning of period                                                  $    333     $    269     $     227
Charge-offs (1)                                                                       --           --            --
Recoveries                                                                            --           --            --
Provision for loan losses (charged to operations)                                    154           64            42
                                                                                --------     --------     ---------
Balance at end of period                                                        $    487     $    333     $     269
                                                                                ========     ========     =========
Ratio of net charge-offs (recoveries) to average loans outstanding
  during the period                                                                 0.00%        0.00%         0.00%
Ratio of allowance for loan losses to total loans                                   0.40         0.32          0.29
Allowance for loan losses as a percentage of nonperforming loans                   81.57        64.04         94.06

-------------------------------------------------------------------------------------------------------------------

(1)  Actual  charge-offs  for the year ended  September 30, 1995, were $326 which rounds to $0 when rounding to the nearest thousand.  The entire amount of charge-offs were related to consumer loans.

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

                                                               At September 30,
                              ------------------------------------------------------------------------------------
                                         1996                          1995                        1994
                              -------------------------     -------------------------   --------------------------
                                                Percent                       Percent                     Percent
                                               of Loans                      of Loans                    of Loans
                                                in Each                       in Each                     in Each
                                               Category                      Category                    Category
                                               to Total                      to Total                    to Total
                              Amount             Loans        Amount           Loans        Amount         Loans
                              ------             -----        ------           -----        ------         -----
                                                                  (in Thousands)
Real estate and
  construction loans        $       321          98.17%     $       298        97.96%    $       218       98.27%
Consumer loans                        3           1.83                2         2.04               2        1.73
Unallocated                         163             --               33           --              49          --
                            -----------        -------      -----------     --------     -----------     -------
     Total                  $       487         100.00%     $       333       100.00%    $       269      100.00%
                            ===========        =======      ===========     ========     ===========     =======

While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that may occur.


MORTGAGE-BACKED AND RELATED SECURITIES

MFFC maintains a significant portfolio of mortgage-backed securities in the form of Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), Government National Mortgage Association ("GNMA") and Small Business Association ("SBA") participation certificates. Mortgage-backed securities generally entitle MFFC to receive a portion of the cash flows from an identified pool of mortgages, and FHLMC, FNMA, GNMA and SBA securities are each guaranteed by their respective agencies as to principal and interest. MFFC has also invested significant amounts in CMOs and REMICs. CMOs and REMICs are backed by pools of mortgages that are insured or guaranteed by FNMA and FHLMC.

Although mortgage-backed and related securities generally yield less than individual loans originated by Milton Federal, they present less credit risk. In addition, MFFC has purchased adjustable-rate mortgage-backed and related securities as part of its effort to reduce its interest rate risk. If interest rates rise in general, including the interest paid by Milton Federal on its liabilities, the interest rates on the loans backing the mortgage-backed and related securities will also adjust upward. At September 30, 1996, all of the $34.0 million of MFFC's mortgage-backed and related securities available for sale and $13.5 million of MFFC's mortgage-backed and related securities held to maturity had adjustable rates.

The following table sets forth information regarding Milton Federal's mortgage-backed and related securities at the dates indicated.

                                                                               At September 30,
                                                          ---------------------------------------------------------
                                                                      1996                         1995
                                                          --------------------------    ---------------------------
                                                            Available        Held to       Available      Held to
                                                            For Sale        Maturity       For Sale      Maturity
                                                            --------        --------       --------      --------
                                                                           (Dollars in thousands)
FNMA certificates                                         $       524    $     5,904    $       951     $     6,863
GNMA certificates                                                  --            918          1,961           2,955
FHLMC certificates                                              2,659          7,180          3,729           8,863
SBA certificates                                                   --             --             --              39
Collateralized mortgage obligations
  and REMICs                                                   30,826             --         10,469           7,254
                                                          -----------    -----------    -----------     -----------

     Total                                                $    34,009    $    14,002    $    17,110     $    25,974
                                                          ===========    ===========    ===========     ===========

The following table sets forth information regarding scheduled maturities, amortized costs, market value and weighted average yields of MFFC's mortgage-backed and related securities at September 30, 1996. Actual maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments. The weighted average yield has been computed using the historical amortized cost for available-for-sale securities.

                                                          At September 30, 1996
                            ----------------------------------------------------------------------------------------------
                                                            After                  After
                               One Year or Less       One to Five Years      Five to Ten Years         After Ten Years
                               ----------------       -----------------      -----------------         ---------------
                             Carrying    Average    Carrying   Average      Carrying  Average       Carrying      Average
                               Value      Yield       Value     Yield         Value    Yield          Value        Yield
                               -----      -----       -----     -----         -----    -----          -----        -----
Securities available for sale
    FNMA certificates         $      --      --%     $      --       --%    $      --       --%    $      524      7.55%
    FHLMC certificates               --      --             --       --            --       --          2,659      7.43
    CMOs and REMICs                  --      --             --       --            --       --         30,826      6.35
                              ---------   -----      ---------  -------     ---------  -------     ----------  --------

       Total                  $      --      --%     $      --       --%    $      --       --%    $   34,009      6.45%
                              =========   ======     =========  ========    =========  ========    ==========  ========

Securities held to maturity
    FNMA certificates         $      --      --%     $      --       --%    $      --        --%   $    5,904      6.71%
    GNMA certificates                --      --             --       --            16      8.50           902      6.32
    FHLMC certificates               --      --              4     12.00           --        --         7,176      6.90
                              ---------   -----      ---------  --------    ---------  --------    ----------  --------

       Total                  $      --      --%     $       4     12.00%   $      16      8.50%   $   13,982      6.78%
                              =========   ======     =========  ========    =========  ========    ==========  ========

                                     At September 30, 1996
                              -------------------------------------
                                               Total
                                     Mortgage-Backed Portfolio
                                     -------------------------
                                 Carrying      Fair        Average
                                   Value       Value        Yield
                                   -----       -----        -----
Securities available for sale
    FNMA certificates          $      524    $     524       7.55%
    FHLMC certificates              2,659        2,659       7.43
    CMOs and REMICs                30,826       30,826       6.35
                               ----------    ---------    -------

       Total                   $   34,009    $  34,009       6.45%
                               ==========    =========    =======

Securities held to maturity
    FNMA certificates          $    5,904        5,795       6.71%
    GNMA certificates                 918          938       6.32
    FHLMC certificates              7,180        7,074       6.90
                               ----------    ---------    -------

       Total                   $   14,002    $  13,807       6.78%
                               ==========    =========    =======


For additional information, see Note 3 of the Notes to Consolidated Financial Statements.

INVESTMENT ACTIVITIES

OTS regulations require that Milton Federal maintain a minimum amount of liquid assets, which may be invested in U. S. Treasury obligations, securities of various federal agencies, certificates of deposit at insured banks, bankers' acceptances and federal funds. Milton Federal is also permitted to make investments in certain commercial paper, corporate debt securities rated in one of the four highest rating categories by one or more nationally recognized statistical rating organizations, and mutual funds, as well as other investments permitted by federal regulations. See "REGULATION."

The following table sets forth the composition of MFFC's interest-bearing deposits and investment portfolio at the dates indicated:

                                                                     At September 30,
                                     ----------------------------------------------------------------------------------
                                                      1996                                      1995
                                     ---------------------------------------  ----------------------------------------
                                      Carrying     % of    Market      % of    Carrying     % of     Market      % of
                                        Value      Total    Value      Total     Value      Total     Value      Total
                                        -----      -----    -----      -----     -----      -----     -----      -----
                                                                                       (Dollars in Thousands)
Interest-bearing deposits in other
  financial institutions            $    809       8.2% $     809       8.2% $     752       6.4% $     752       6.4%
Securities available for sale:
   U.S. Government and federal
     agency securities                 8,507      86.5      8,507      86.7     11,063      93.5     11,063      93.5
   Equity securities                      15       0.2         15       0.2         15       0.1         15       0.1
Securities held to maturity:
   U.S. Government and federal
     agency securities                   500       5.1        484       4.9         --      --           --      --
   Equity securities                      --       --          --       --          --       --          --       --
                                    --------    -----   --------     -----   ---------   ------   ---------   ------

Total interest-bearing deposits
  and investment securities         $  9,831     100.0% $   9,815     100.0% $  11,830     100.0% $  11,830     100.0%
                                    ========    ======  =========    ======  =========   =======  =========   =======

                                                At September 30,
                                     ---------------------------------------
                                                       1994
                                     ---------------------------------------
                                       Carrying   % of     Market     % of
                                         Value    Total     Value     Total
                                         -----    -----     -----     -----

Interest-bearing deposits in other
  financial institutions            $  25,165     89.3%  $  25,165     89.3%
Securities available for sale:
   U.S. Government and federal
     agency securities                     --     --            --     --
   Equity securities                       --     --            --     --
Securities held to maturity:
   U.S. Government and federal
     agency securities                  3,000     10.6       2,988     10.6
   Equity securities                       15      0.1          15      0.1
                                    ---------   ------   ---------   ------

Total interest-bearing deposits
  and investment securities         $  28,180    100.0%  $  28,168    100.0%
                                    =========   ======   =========  =======

The following table sets forth the contractual maturities, carrying values, market values and average yields for MFFC's interest-bearing deposits in other financial institutions and investment securities at September 30, 1996. The weighted average yield has been computed using the historical amortized cost for available-for-sale securities.

                                                                  At September 30, 1996
                                     ---------------------------------------------------------------------------
                                                                          After                    After
                                          One Year or Less          One to Five Years      Five to Ten Years (2)
                                          ----------------          -----------------      ---------------------
                                       Carrying     Average       Carrying      Average     Carrying     Average
                                         Value       Yield          Value        Yield        Value       Yield
                                         -----       -----          -----        -----        -----       -----
                                                                 (Dollars in thousands)
Interest-bearing deposits in
  other financial institutions       $      809       5.60%     $       --           --%    $      --           --%
Securities available for sale:
     U.S. Government and
       federal agency securities          4,005       6.33           4,502        6.57             --           --
Securities held to maturity:
     U.S. Government and
       federal agency
       securities                            --          --             --          --            500        7.00
     Equity securities (1)                   --          --             --          --             15           --
                                     ----------    --------     ----------    --------      ---------     --------

     Total                           $    4,814       6.21%     $    4,502        6.57%     $     515        7.00%
     -----                           ==========    =======      ==========    ========      =========     =======


                                                                                At September 30, 1996
                                                                  ------------------------------------------------
                                                                      Total Interest-Bearing Deposits in Other
                                                                  Financial Institutions and Investment Securities
                                                                  ------------------------------------------------
                                                                  Average                                 Weighted
                                                                   Life         Carrying       Market      Average
                                                                 In Years         Value         Value       Yield
                                                                 --------         -----         -----       -----
                                                                               (Dollars in thousands)
Interest-bearing deposits in other financial
  institutions                                                      0.01     $      809     $     809        5.60%
Securities available for sale:
     U.S. Government and federal agency securities                  1.48          8,507         8,507        6.46
Securities held to maturity:
     U.S. Government and federal agency securities                  9.17            500           484        7.00
     Equity securities (1)                                           N/A             15            15          --
                                                                --------     ----------     ---------     --------

     Total                                                          1.75     $    9,831     $   9,815        6.42%
                                                                ========     ==========     =========     =======

-----------------------------------------------------------------------------------------------------------------

(1) Comprised of Intrieve, Incorporated ("Intrieve"), stock, which is reported at the fair value, which approximates cost.

(2)  All investment securities mature within ten years.

DEPOSITS AND BORROWINGS

GENERAL. Deposits have traditionally been the primary source of Milton Federal's funds for use in lending and other investment activities. In addition to deposits, Milton Federal derives funds from interest payments and principal repayments on loans and mortgage-backed and related securities, income on earning assets, service charges and gains on the sale of assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate more in response to general interest rates and money market conditions.

DEPOSITS. Deposits are attracted principally from within Milton Federal's primary market area through the offering of a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, money market accounts, passbook savings accounts, term certificate accounts, individual retirement accounts ("IRAs") and Keogh retirement accounts ("Keoghs"). Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by the management of Milton Federal based on Milton Federal's liquidity requirements, growth goals and interest rates paid by competitors. Milton Federal does not use brokers to attract deposits.

At September 30, 1996, Milton Federal's certificates of deposit totaled $95.8 million, or 74.56% of total deposits. Of such amount, approximately $50.0 million in certificates of deposit mature within one year. Based on past experience and Milton Federal's prevailing pricing strategies, management believes that a substantial percentage of such certificates will renew with Milton Federal at maturity. If there is a significant deviation from historical experience, Milton Federal can utilize borrowings from the FHLB as an alternative to this source of funds.

The following table sets forth the dollar amount of deposits in the various types of savings programs offered by Milton Federal at the dates indicated:

                                                                  As of September 30,
                                 --------------------------------------------------------------------------------
                                             1996                        1995                        1994
                                 --------------------------   ------------------------      ---------------------
Transaction accounts:
    NOW accounts (1)             $     9,202        7.16%     $     7,146        6.06%    $     8,276        6.14%
    Money market accounts (2)          6,744        5.24            8,602        7.30          11,292        8.38
    Passbook savings
      accounts (3)                    16,760       13.04           17,427       14.78          40,610       30.13
                                 -----------     -------      -----------    --------     -----------     -------
       Total transaction
         accounts                     32,706       25.44           33,175       28.14          60,178       44.65

Certificates of deposit (4):          95,848       74.56           84,723       71.86          74,612       55.35
-----------------------          -----------     -------      -----------    --------     -----------     -------

Total deposits (5)               $   128,554      100.00%     $   117,898      100.00%    $   134,790      100.00%
                                 ===========     =======      ===========    ========     ===========    ========

-----------------------------------------------------------------------------------------------------------------

(1) Milton Federal's weighted average interest rate paid on NOW accounts fluctuates with the general movement of interest rates. At September 30, 1996, 1995 and 1994, the weighted average rates on NOW accounts were 2.40%, 2.08% and 1.91%, respectively.

(2) Milton Federal's weighted average interest rate paid on money market accounts fluctuates with the general movement of interest rates. At September 30, 1996, 1995 and 1994, the weighted average rates on money market accounts were 3.00%, 3.00% and 2.75%, respectively.

(Footnotes continued on next page)

(3) Milton Federal's weighted average rate on passbook savings accounts fluctuates with the general movement of interest rates. The weighted average interest rate on passbook accounts was 2.52%, 2.52% and 2.50% at September 30, 1996, 1995 and 1994, respectively.

(4) The interest rate on individual certificates of deposit remains fixed until maturity. At September 30, 1996, 1995 and 1994, the weighted average rates on certificates of deposit were 5.82%, 6.16% and 5.22%, respectively.

(5) IRAs and Keoghs are included in the various certificates of deposit balances. IRAs and Keoghs totaled $18.5 million, $17.0 million and $16.1 million as of September 30, 1996, 1995 and 1994, respectively.


At September 30, 1996, scheduled maturities of certificates of deposit were as follows (in thousands):

         Year Ended September 30,                                                    Amount
         ------------------------                                                    ------
                  1997                                                          $    50,046
                  1998                                                               31,766
                  1999                                                                4,855
                  2000                                                                6,366
                  2001                                                                2,815
                  ----                                                          -----------

                                                                                $    95,848
                                                                                ===========

The following table presents the amount of Milton Federal's certificates of deposit of $100,000 or more by the time remaining until maturity as of September 30, 1996:

                               Maturity                                                   Amount
                               --------                                                   ------
                                                                                      (In thousands)
                  Three months or less                                                $       796
                  Over 3 months to 6 months                                                   859
                  Over 6 months to 12 months                                                  219
                  Over 12 months                                                            1,311
                                                                                      -----------

                      Total                                                           $     3,185
                                                                                      ===========

The following table sets forth Milton Federal's deposit account balance activity for the periods indicated:

                                                                                  Year Ended September 30,
                                                                      ---------------------------------------------
                                                                           1996             1995            1994
                                                                           ----             ----            ----
                                                                                       (In thousands)
Beginning balance                                                     $    117,898    $    134,790     $    109,482
Deposits                                                                   160,602         158,975          165,708
Withdrawals                                                               (155,225)       (180,180)        (144,089)
                                                                      ------------    ------------     ------------
Net increases (decreases) before interest credited                           5,377         (21,205)          21,619
Interest credited                                                            5,279           4,313            3,689
                                                                      ------------    ------------     ------------
Ending balance                                                        $    128,554    $    117,898     $    134,790
                                                                      ============    ============     ============

     Net increase (decrease)                                          $     10,656    $    (16,892)    $     25,308

     Percent increase (decrease)                                            9.04%          (12.53%)         23.15%

BORROWINGS. The FHLB System functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. See "REGULATION - Federal Home Loan Banks." As a member in good standing of the FHLB of Cincinnati, Milton Federal is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender Test (the "QTL Test"). See "REGULATION - OTS Regulations -- Qualified Thrift Lender Test." If an association meets the QTL Test, it will be eligible for 100% of the advances it would otherwise be eligible to receive. If an association does not meet the QTL Test, it will be eligible for such advances only to the extent it holds specified QTL Test assets. At September 30, 1996, Milton Federal was in compliance with the QTL Test. As of September 30, 1996 and 1995, Milton Federal had borrowed $17,489,203 and $5,260,000, respectively. Most of the borrowed funds have been invested in mortgage-backed and related securities to leverage a portion of Milton Federal's excess capital. Milton Federal borrowed $1 million for approximately three months during fiscal year 1994 as a temporary source of funds, rather than other alternatives, with the expectation that substantial funds would be available following completion of the Conversion.

The following table sets forth certain information regarding FHLB advances for the periods indicated:

                                                                             Year ended September 30,
                                                              -----------------------------------------------------
                                                                     1996              1995               1994
                                                                     ----              ----               ----
Maximum amount of FHLB advances
  outstanding at any month end during year                    $    17,825,795     $    5,260,000    $     1,000,000

Average amount of FHLB advances outstanding
  during year                                                      10,751,000            118,000            211,000

Weighted average interest rate of FHLB advances
  outstanding during year                                                5.77%              5.93%              4.74%

Amount of FHLB advances outstanding at
  end of year                                                      17,489,203          5,260,000                 --

Weighted average interest rate of FHLB advances
  outstanding at end of year                                            5.70%              6.07%                N/A


YIELDS EARNED AND RATES PAID

The spread between the average interest rate on interest-earning assets and the average interest rate on interest-bearing liabilities decreased from 2.95% during the year ended September 30, 1995, to 2.57% for the year ended September 30, 1996. The cost of funds of Milton Federal increased from 4.62% for the year ended September 30, 1995, to 5.05% for the year ended September 30, 1996, due to the upward climb of interest rates on deposits and increased borrowing during the year. The yield on interest-earning assets increased from 7.57% for the year ended September 30, 1995, to 7.62% for the year ended September 30, 1996. Upward repricing of variable-rate mortgage-backed and related securities and purchases of new higher yielding investment and mortgage-backed and related securities contributed to the increase in the yield on interest-earning assets.

The following table sets forth certain information relating to MFFC's average balance sheet information and reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the years indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of interest-earning assets or interest-bearing liabilities, respectively, for the years presented. Average balances are derived from daily balances, which include nonaccruing loans in the loan portfolio, net of the allowance for loan losses.

                                                           Year Ended September 30,
                           ----------------------------------------------------------------------------------------------------
                                           1996                               1995                            1994
                           ----------------------------------  -------------------------------- -------------------------------
                             Average     Interest                Average    Interest              Average    Interest
                           Outstanding    Earned/      Yield/  Outstanding   Earned/     Yield/ Outstanding  Earned/    Yield/
                             Balance       Paid        Rate      Balance      Paid       Rate     Balance     Paid       Rate
                             -------       ----        ----      -------      ----       ----     -------     ----       ----
                                                             (Dollars in thousands)
Interest-earning
 assets: %
  Interest-bearing
    deposits in
    other financial
    institutions             $  1,952   $      104       5.33%   $  4,478   $    192       4.29%  $  5,424   $  162       2.99%
  Investment
    securities
    available for
    sale (1)                    9,404          599       6.40      11,210        740       6.60
  Investment
    securities held
    to maturity                   422           29       6.87                                        3,547      165       4.65
  Mortgage-backed
    and related
    securities
    available for
    sale (1)                   30,797        1,991       6.48      10,996        609       5.54
  Mortgage-backed
    and related securities
    held to maturity           15,318        1,004       6.55      24,908      1,615       6.48     26,645    1,397       5.24
  Loans receivable
     (2)                      107,321        8,859       8.25      94,504      7,913       8.37     86,665    7,463       8.61
  Federal Home Loan
    Bank stock                  1,130           79       6.99       1,055         70       6.64        995       52       5.23
                             --------   ----------               --------   --------              --------   ------

  Total interest-
    earning assets            166,344       12,665       7.62     147,151     11,139       7.57    123,276    9,239       7.49

Noninterest-earning
 assets:
  Cash and amounts
    due from depository
    institutions                  962                                430                               448
  Premises and
    equipment, net              1,471                              1,489                             1,551
  Other nonearning
    assets                      2,363                              2,453                             1,805
                             --------                            --------                         --------

  Total assets               $171,140                            $151,523                         $127,080
                             ========                            ========                         ========


(Continued on next page.)

                                                                 Year Ended September 30,
                          --------------------------------------------------------------------------------------------------------
                                         1996                                1995                                1994
                          -------------------------------    ---------------------------------    --------------------------------
                            Average     Interest               Average      Interest               Average      Interest
                          Outstanding   Earned/    Yield/    Outstanding    Earned/     Yield/    Outstanding   Earned/     Yield/
                            Balance       Paid      Rate       Balance        Paid       Rate      Balance        Paid       Rate
                                                                     (Dollars in thousands)
Interest-bearing
 liabilities:
  NOW accounts            $     8,451   $    160     1.89%   $     7,648   $      150     1.96%   $    8,147   $      159     1.95%
  Money market
    accounts                    7,396        220     2.97          8,525          241     2.83        12,088          334     2.76
  Passbook savings
    accounts                   17,498        439     2.51         17,588          445     2.53        21,087          527     2.50
  Certificates of
    deposit                    90,873      5,380     5.92         79,335        4,393     5.54        70,967        3,601     5.07
                          -----------   --------             -----------   ----------             ----------   ----------

  Total deposits              124,218      6,199     4.99        113,096        5,229     4.62       112,289        4,621     4.11

Borrowings                     10,751        620     5.77            118            7     5.93           211           10     4.74
                          -----------   --------             -----------   ----------             ----------   ----------

  Total interest-
    earning
    liabilities               134,969      6,819     5.05        113,214        5,236     4.62       112,500        4,631     4.12
                                        --------                           ----------                          ----------

Noninterest-bearing
  liabilities                   1,321                              1,401                                 936
                          -----------                        -----------                          ----------

  Total liabilities           136,290                            114,615                             113,436

Shareholders'
  equity (3)                   34,850                             36,908                              13,644
                          -----------                        -----------                          ----------

  Total liabilities and
    shareholders'
    equity                $   171,140                        $   151,523                          $  127,080
                          ===========                        ===========                          ==========

Net interest income;
  interest rate
  spread                                $  5,846     2.57%                 $    5,903   2,95%                  $    4,608     3.37%
                                        ========   ======                  ==========   ======                 ==========   ======

Net interest margin
  (net interest income
  as a percent of
  average interest-
  earning assets)                                    3.51%                                4.01%                               3.74%
                                                   ======                               ======                              ======

Average interest-
  earnings assets to
  interest-bearing
  liabilities                                      123.25%                              129.96%                             109.58%
                                                   ======                               ======                              ======

----------------------------------------------------------------------------------------------------------------------------------


(1)  Average balance includes unrealized gains and losses, while yield is based on amortized cost.
(2)  Calculated net of deferred loan fees, loan discounts, loans in process and allowance for loan losses.
(3)  Retained earnings only prior to September 30, 1995.

The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected MFFC's interest income and expense during the years indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume) and (iii) total changes in rate and volume. The combined effects of changes in both volume and rate, which cannot be separately identified, have been allocated proportionately to the change due to volume and the change due to rate:

                                                                 Year Ended September 30,
                                          --------------------------------------------------------------------------
                                                      1996 vs. 1995                          1995 vs. 1994
                                          --------------------------------------  ----------------------------------
                                                  Increase                               Increase
                                                 (Decrease)                             (Decrease)
                                                   Due to                                 Due to
                                                   ------                                 ------
                                             Volume        Rate         Total      Volume        Rate       Total
                                             ------        ----         -----      ------        ----       -----
                                                                         (In thousands)
Interest income attributable to:
    Interest-bearing deposits in
      other financial institutions        $     (127)  $       39    $     (88)   $    (32)   $      62   $      30
    Investment securities available
      for sale                                  (119)         (22)        (141)        740                      740
    Investment securities held to
      maturity                                    29                        29        (165)                    (165)
    Mortgage-backed and related
      securities available for sale            1,262          120        1,382         609                      609
    Mortgage-backed and related
      securities held to maturity               (628)          17         (611)        (96)         314         218
    Loans receivable                           1,059         (113)         946         661         (211)        450
    Federal Home Loan Bank stock                   5            4            9           3           15          18
                                          ----------   ----------    ---------    --------    ---------   ---------

       Total interest income                   1,481           45        1,526       1,720          180       1,900
                                          ----------   ----------    ---------    --------    ---------   ---------

Interest expense attributable to:
    NOW accounts                                  15           (5)          10         (10)           1          (9)
    Money market accounts                        (33)          12          (21)       (101)           8         (93)
    Passbook savings accounts                     (2)          (4)          (6)        (88)           6         (82)
    Certificates of deposit                      669          318          987         446          346         792
    Borrowings                                   613           --          613          (5)           2          (3)
                                          ----------   ----------    ---------    --------    ---------   ---------

       Total interest expense                  1,262          321        1,583         242          363         605
                                          ----------   ----------    ---------    --------    ---------   ---------

    Increase (decrease) in net interest
      income                              $      219   $     (276)   $     (57)   $  1,478    $    (183)  $   1,295
                                          ==========   ==========    =========    ========    =========   =========


Milton Federal, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets reprice differently than its interest-bearing liabilities. As a part of its effort to monitor its interest rate risk, Milton Federal reviews the reports of the OTS which set forth the application of the "net portfolio value" ("NPV") methodology adopted by the OTS as part of its capital regulations to the assets and liabilities of Milton Federal. Although Milton Federal is not currently subject to the NPV regulation because such regulation does not apply to institutions with less than $300 million in assets and risk-based capital in excess of 12%, the application of the NPV methodology may illustrate Milton Federal's interest rate risk.

Generally, NPV is the discounted present value of the difference between incoming cash flows on interest-earning and other assets and outgoing cash flows on interest-bearing liabilities. The application of the methodology attempts to quantify interest rate risk as the change in the NPV which would result from a theoretical 200 basis point (1 basis point equals .01%) change in market interest rates. Both a 200 basis point increase in market interest rates and a 200 basis point decrease in market interest rates are considered. If the NPV would decrease more than 2% of the present value of the institution's assets with either an increase or a decrease in market rates, the institution must deduct 50% of the amount of the decrease in excess of such 2% in the calculation of the institution's risk-based capital.

At September 30, 1996, 2% of the present value of Milton Federal's assets was approximately $3.5 million. Because the interest rate risk of a 200 basis point increase in market interest rates (which was greater than the interest rate risk of a 200 basis point decrease) was $8.1 million at September 30, 1996, Milton Federal would have been required to deduct approximately $2.3 million (50% of the approximate $4.6 million difference) from its capital in determining whether Milton Federal met its risk-based capital requirement. Regardless of such reduction, however, Milton Federal's risk-based capital at September 30, 1996, would still have exceeded the regulatory requirement by approximately $11.5 million.

Presented below, as of September 30, 1996 and 1995, is an analysis of Milton Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates. The table also contains policy limits set by the Board of Directors of Milton Federal as the maximum change in NPV that the Board of Directors deems advisable in the event of various changes in interest rates. Such limits are established with consideration of the dollar impact of various changes and Milton Federal's strong capital position.

As illustrated in the table, NPV is more sensitive to rising rates than declining rates. Such difference in sensitivity occurs principally because, as rates rise, borrowers do not prepay fixed-rate loans as quickly as they do when interest rates are declining. Thus, in a rising interest rate environment, the amount of interest Milton Federal would receive on its loans would increase relatively slowly as loans are slowly prepaid and new loans at higher rates are made. Moreover, the interest Milton Federal would pay on its deposits would increase rapidly because Milton Federal's deposits generally have shorter periods to repricing. Assumptions used in calculating the amounts in this table are OTS assumptions.

                                                     September 30, 1996                 September 30, 1995
                                                 --------------------------       ------------------------
             Change in
           Interest Rate       Board Limit         $ Change      % Change            $  Change       % Change
          (Basis Points)        % Change            in NPV        in NPV              in NPV          in NPV
          --------------        --------            ------        ------              ------          ------
              (Dollars in thousands)
              +300                 (40)%         $   (12,184)        (52)%        $    (7,475)         (28)%
              +200                 (30)               (8,071)        (35)              (4,626)         (17)
              +100                 (15)               (4,024)        (17)              (2,120)          (8)
                  0                  0                     0            0                   0            0
              -100                  15                 3,072           13               1,542            6
              -200                  20                 4,738           20               2,573           10
              -300                  25                 5,141           22               3,488           13

As with any method of measuring interest rate risk, certain shortcomings are inherent in the NPV approach. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a change in interest rates, expected rates of prepayment on loans and mortgage-backed securities and early withdrawal levels from certificates of deposit would likely deviate significantly from those assumed in making the risk calculations.

At September 30, 1996, the Corporation exceeded the Board limit percentage change for an increase in interest rates of 100, 200 and 300 basis points. As a part of management's overall strategy to manage interest rate risk, the mortgage-backed and related security portfolio was structured so that substantially all of the mortgage-backed and related securities reprice on at least an annual basis. In addition, management has increased consumer lending although it still remains a small percentage of the overall loan portfolio. Consumer loans typically have a significantly shorter weighted average maturity and offer less exposure to interest rate risk. Management also began originating adjustable-rate mortgage loans during fiscal 1995 as an additional tool to manage interest rate risk. Milton Federal intends to sell a portion of the fixed-rate mortgage loan portfolio and invest the funds in shorter-term or adjustable-rate loans which have less exposure to interest rate risk.


COMPETITION

Milton Federal competes for deposits with other savings associations, commercial banks and credit unions and with the issuers of commercial paper and other securities, such as shares in money market mutual funds. The primary factors in competing for deposits are interest rates and convenience of office location. In making loans, Milton Federal competes with other savings associations, commercial banks, consumer finance companies, credit unions, leasing companies, mortgage companies and other lenders. Milton Federal competes for loan originations primarily through the interest rates and loan fees offered and through the efficiency and quality of services provided. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors which are not readily predictable.

The size of financial institutions competing with Milton Federal is likely to increase as a result of changes in statutes and regulations eliminating various restrictions on interstate and inter-industry branching and acquisitions. Such increased competition may have an adverse effect upon Milton Federal.


SUBSIDIARIES

Milton Federal owns all of the outstanding shares of Milton Financial Service Corporation ("Milton Financial"), the only asset of which is stock of Intrieve. The net book value of Milton Federal's investment in Milton Financial at September 30, 1996, was $15,005.

PERSONNEL

As of September 30, 1996, Milton Federal had 43 full-time employees and 8 part-time employees. Milton Federal believes that relations with its employees are good. Milton Federal offers health, disability and life insurance benefits. None of the employees of Milton Federal are represented by a collective bargaining unit. MFFC has no full-time employees.


                                   REGULATION

GENERAL

As a savings bank organized under the laws of the United States, Milton Federal is subject to regulation, examination and oversight by the OTS. Because Milton Federal's deposits are insured by the FDIC, Milton Federal is also subject to regulatory oversight by the FDIC. Milton Federal must file periodic reports with the OTS concerning its activities and financial condition. Examinations are conducted periodically by the OTS to determine whether Milton Federal is in compliance with various regulatory requirements and is operating in a safe and sound manner. Milton Federal is a member of the FHLB of Cincinnati.

MFFC is a savings and loan holding company within the meaning of the Home Owners Loan Act, as amended (the "HOLA"). Consequently, MFFC is subject to regulation, examination and oversight by the OTS and must submit periodic reports thereto. Because MFFC is a corporation organized under Ohio law, it is subject to provisions of the Ohio Revised Code applicable to corporations generally.

Congress is considering legislation which may eliminate the OTS and may require that Milton Federal be regulated under federal law as a bank. As a result, Milton Federal may become subject to additional regulation, examination and oversight by the FDIC. In addition, MFFC might become a bank holding company subject to examination, regulation and oversight by the Board of Governors of the Federal Reserve Board ("FRB"), including greater activity and capital requirements than imposed on it by the OTS.


OHIO CORPORATION LAW

MERGER MORATORIUM STATUTE. Chapter 1704 of the Ohio Revised Code regulates certain takeover bids affecting certain public corporations which have significant ties to Ohio. This statute prohibits, with some exceptions, any merger, combination or consolidation and any of certain other sales, leases, distributions, dividends, exchanges, mortgages or transfers between such an Ohio corporation and any person who has the right to exercise, alone or with others, 10% or more of the voting power of such corporation (an "Interested Shareholder"), for three years following the date on which such person first becomes an Interested Shareholder. Such a business combination is permitted only if, prior to the time such person first becomes an Interested Shareholder, the Board of Directors of the issuing corporation has approved the purchase of shares which resulted in such person first becoming an Interested Shareholder.

After the initial three-year moratorium, such a business combination may not occur unless (1) one of the specified exceptions applies, (2) the holders of at least two-thirds of the voting shares, and of at least a majority of the voting shares not beneficially owned by the Interested Shareholder, approve the business combination at a meeting called for such purpose, or (3) the business combination meets certain statutory criteria designed to ensure that the issuing public corporation's remaining shareholders receive fair consideration for their shares.

An Ohio corporation may, under certain circumstances, "opt out" of the statute by specifically providing in its articles of incorporation that the statute does not apply to any business combination of such corporation. However, the statute still prohibits for twelve months any business combination that would have been prohibited but for the adoption of such an opt-out amendment. The statute also provides that it will continue to apply to any business combination between a person who became an Interested Shareholder prior to the adoption of such an amendment as if the amendment had not been adopted. Neither the Articles of Incorporation of MFFC nor Milton Federal opt out of the protection afforded by Chapter 1704.

CONTROL SHARE ACQUISITION. Section 1701.831 of the Ohio Revised Code (the "Control Share Acquisition Statute") requires that certain acquisitions of voting securities which would result in the acquiring shareholder owning 20%, 33-1/3%, or 50% of the outstanding voting securities of MFFC (a "Control Share Acquisition") must be approved in advance by the holders of at least a majority of the outstanding voting shares represented at a meeting at which a quorum is present and a majority of the portion of the outstanding voting shares represented at such a meeting, excluding the voting shares owned by the acquiring shareholder. The Control Share Acquisition Statute was intended, in part, to protect shareholders of Ohio corporations from coercive tender offers.

TAKEOVER BID STATUTE. Ohio law also contains a statute regulating takeover bids for any Ohio corporation. Such statute provides that no offeror may make a takeover bid unless (i) at least 20 days prior thereto the offeror announces publicly the terms of the proposed takeover bid and files with the Ohio Division of Securities (the "Securities Division") and provides the target company with certain information in respect of the offeror, his ownership of the company's shares and his plans for the company, and (ii) within ten days following such filing either (a) no hearing is required by the Securities Division, (b) a hearing is requested by the target company within such time but the Securities Division finds no cause for hearing exists, or (c) a hearing is ordered and upon such hearing the Securities Division adjudicates that the offeror proposes to make full, fair and effective disclosure to offerees of all information material to a decision to accept or reject the offer.

The takeover bid statute also states that no offeror shall make a takeover bid if he owns 5% or more of the issued and outstanding equity securities of any class of the target company, any of which were purchased within one year before the proposed takeover bid, and the offeror, before making any such purchase, failed to announce his intention to gain control of the target company, or otherwise failed to make full and fair disclosure of such intention to the persons from whom he acquired such securities. The United States District Court for the Southern District of Ohio has determined that the Ohio takeover bid statute is preempted by federal regulation.

OFFICE OF THRIFT SUPERVISION

GENERAL. The OTS is an office in the Department of the Treasury and is responsible for the regulation and supervision of all savings associations. Deposits of federally chartered savings institutions are insured by the Savings Association Insurance Fund of the FDIC. The OTS issues regulations governing the operation of savings associations, regularly examines such associations and imposes assessments on savings associations based on their asset size to cover the cost of general supervision and examination. The OTS charters federally chartered associations, such as Milton Federal, and prescribes their permissible investments and activities, including the types of loans and investments in real estate, subsidiaries and securities they may make. The OTS has authority over mergers and acquisitions of control of federally chartered savings and loan associations. The OTS also may initiate enforcement actions against savings associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. If the grounds provided by law exist, the OTS may appoint a conservator or receiver for a savings association.

Savings associations are subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of an association to open a new branch or engage in a merger. Community reinvestment regulations evaluate how well and to what extent an institution lends and invests in its designated service area, with particular emphasis on low- to moderate-income areas. Milton Federal received an "Outstanding" rating under these regulations.

REGULATORY CAPITAL REQUIREMENTS. Milton Federal is required by OTS regulations to meet certain minimum capital requirements. Such requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which for Milton Federal consists solely of tangible capital) of 3.0% of adjusted total assets and risk-based capital (which for Milton Federal consists of core capital and general valuation allowances) of 8% of risk-weighted assets (assets and certain off balance sheet items are weighted at percentage levels ranging from 0% to 100% depending on their relative risk). The OTS has proposed to amend the core capital requirement so that those associations that do not have the highest examination rating and an acceptable level of risk will be required to maintain core capital of from 4% to 5%, depending on the association's examination rating and overall risk. Milton Federal does not anticipate that it will be adversely affected if the core capital requirements regulations is amended as proposed.

The following table sets forth the amount and percentage level of regulatory capital of Milton Federal at September 30, 1996, and the amount by which it exceeds its requirements. Tangible and core capital are reflected as a percentage of adjusted total assets. Risk-based (or total) capital, which consists of core and supplementary capital, is reflected as a percentage of risk-weighted assets.

                                                                                At September 30, 1996
                                                                         --------------------------------
                                                                             Amount               Percent
                                                                             ------               -------
                                                                                   (In thousands)
         Tangible capital                                                $    20,226               11.56%
         Requirement                                                           2,624                1.50
                                                                         -----------             -------
         Excess                                                               17,602               10.06

         Core capital                                                         20,226               11.56
         Requirement                                                           5,248                3.00
                                                                         -----------             -------
         Excess                                                               14,978                8.56

         Risk-based capital                                                   20,562               24.25
         Risk-based requirement                                                6,784                8.00
                                                                         -----------             -------
         Excess                                                               13,778               16.25


The OTS has adopted an interest rate risk component to the risk-based capital requirement, although the implementation of that component has been delayed. Pursuant to that requirement, each savings association would measure the effect of an immediate 200 basis point change in interest rates on the value of its portfolio, as determined under the methodology established by the OTS. See "Description of Business - Yields Earned and Rates Paid." Pending implementation of the interest rate risk component, the OTS has the authority to impose a higher individualized capital requirement on any savings association it deems to have excess interest rate risk. The OTS may also adjust the risk-based capital requirement on an individualized basis to take into account risks due to concentrations of credit and nontraditional activities.

The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, based on less than satisfactory examination ratings in areas other than capital or, after notice and opportunity for hearing, if the association is deemed to be in an unsafe or unsound condition or to be engaging in an unsafe or unsound practice. Each undercapitalized association must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. Milton Federal's capital at September 30, 1996, meets the standards for the highest category, a "well-capitalized" institution.

Federal law prohibits an insured institution from making a capital distribution to anyone or paying management fees to any person having control of the institution if, after such distribution or payment, the institution would be undercapitalized. In addition, each company controlling an undercapitalized institution must guarantee that the institution will comply with its capital plan until the institution has been adequately capitalized on an average during each of four consecutive calendar quarters and must provide adequate assurances of performance. The aggregate liability pursuant to such guarantee is limited to the lesser of (a) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized or (b) the amount that is necessary to bring the institution into compliance with all capital standards applicable to such association at the time the institution fails to comply with its capital restoration plan.

LIMITATIONS ON CAPITAL DISTRIBUTIONS. The OTS imposes various restrictions or requirements on the ability of associations to make capital distributions, including dividend payments. An association is prohibited from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the net worth of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion. OTS regulations also establish a system limiting capital distributions according to ratings of associations based on their capital level and supervisory condition.

The first rating category is Tier 1, consisting of associations that, before and after the proposed distribution, meet their fully phased-in capital requirements. Associations in this category may make capital distributions during any calendar year equal to the greater of 100% of net income, current year-to-date, plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, or the amount authorized for a Tier 2 association. A Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association. Milton Federal meets the requirements for a Tier 1 association and has not been notified of any need for more than normal supervision.

A Tier 2 association may make capital distributions of up to 75% of net income over the most recent four quarters. Tier 3 associations do not meet current minimum capital requirements and must obtain OTS approval of any capital distribution. Tier 2 associations that propose to make a capital distribution in excess of the noted safe harbor level must also obtain OTS approval. Tier 2 associations proposing to make a capital distribution within the safe harbor provisions and Tier 1 associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution.

As a subsidiary of MFFC, Milton Federal is also required to give the OTS 30 days notice prior to declaring any dividend on its stock. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns.

On October 21, 1996, the Corporation declared a special dividend of $2.50 per share to all shareholders of record on November 4, 1996. The dividend is payable on November 15, 1996. Additionally, in October, 1996, the Corporation began a program authorizing the purchase of up to 5% of its outstanding common shares over a six-month period. The shares will be purchased periodically in the over-the-counter market. The number shares to be purchased and the price to be paid will depend upon the availability of shares, the prevailing market prices and any other considerations which may, in the opinion of the Corporation's Board of Directors or management, affect the advisability of purchasing shares.

LIQUIDITY. OTS regulations require that savings associations maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States Government, state or federal agency obligations) equal to a monthly average of not less than 5% of its net withdrawable savings deposits plus borrowings payable in one year or less. Federal regulations also require each association to maintain an average daily balance of short-term liquid assets of at least 1% of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed upon associations failing to meet these liquidity requirements. The eligible liquidity of Milton Federal, as computed under current regulations, at September 30, 1996, was approximately $8.7 million, or 6.59%, and exceeded the then applicable 5.0% liquidity requirement by approximately $2.1 million.

QUALIFIED THRIFT LENDER TEST. Savings associations are required to meet the QTL Test. Prior to September 30, 1996, there was only one QTL Test, which required savings associations to maintain a specified amount of investments in assets that are designated as qualifying thrift investments ("QTI"). QTIs are generally related to domestic residential real estate and manufactured housing and include stock issued by any FHLB, the FHLMC or the FNMA. Under this test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in 9 out of every 12 months. Congress created a second QTL Test, effective September 30, 1996, pursuant to which a savings association may also meet the QTL Test under the Internal Revenue Code of 1986, as amended (the "Code"), for thrift institution status. According to the test under the Code, at least 60% of the institution's assets ( on a tax basis) must consist of specified assets (generally loans secured by residential real estate or deposits, educational loans, cash and certain governmental obligations). The OTS has not yet promulgated regulations for the new test. The OTS may grant exceptions to the QTL Test under certain circumstances. If a savings association fails to meet the QTL Test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL Test will not be eligible for new FHLB advances. At September 30, 1996, Milton Federal met the QTL Test.

LENDING LIMIT. OTS regulations generally limit the aggregate amount that a savings association can lend to one borrower or a group of related borrowers to an amount equal to 15% of the association's Lending Limit Capital. A savings association may loan to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." See "THE BUSINESS OF MILTON FEDERAL
- Lending Activities -- Loan Originations, Purchases and Sales."

TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors and principal shareholders and their related interests must conform to limits on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's total capital or 200% of total capital for eligible, adequately capitalized institutions with less than $100 million in assets. Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered to all employees of Milton Federal. In addition, no loan may be made to an executive officer, except loans for specific authorized purposes such as financing the education of the executive officer's children or financing the purchase of the executive officer's primary residence. Milton Federal was in compliance with such restrictions at September 30, 1996.

Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA") pertaining to transactions with affiliates. An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. MFFC is an affiliate of Milton Federal. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a nonaffiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

HOLDING COMPANY REGULATION. MFFC is a savings and loan holding company within the meaning of the HOLA. The HOLA generally prohibits a savings and loan holding company from controlling any other savings association or savings and loan holding company, without prior approval of the OTS, or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof, which is not a subsidiary. Under certain circumstances, a savings and loan holding company is permitted to acquire, with the approval of the OTS, up to 15% of the previously unissued voting shares of an undercapitalized savings association for cash without such savings association being deemed to be controlled by the holding company. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

MFFC is a unitary savings and loan holding company. Under current law, there are generally no restrictions on the activities of a unitary savings and loan holding company and such companies are the only financial institution holding companies that may engage in commercial, securities and insurance activities without limitation. The broad latitude to engage in activities under current law can be restricted if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL Test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At September 30, 1996, Milton Federal met the QTL Test.

If MFFC were to acquire control of another savings institution, other than through a merger or other business combination with Milton Federal, MFFC would become a multiple savings and loan holding company. Unless the acquisition is an emergency thrift acquisition and each subsidiary savings association meets the QTL Test, the activities of MFFC and any of its subsidiaries (other than Milton Federal or other subsidiary savings associations) would thereafter be subject to activity restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof that is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by federal regulation as of March 5, 1987, to be engaged in by multiple holding companies, or (vii) those activities authorized by the FRB as permissible for bank holding companies, unless the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the OTS prior to being engaged in by a multiple holding company.

The OTS may approve acquisitions resulting in the formation of a multiple savings and loan holding company that controls savings associations in more than one state only if the multiple savings and loan holding company involved controls a savings association that operated a home or branch office in the state of the association to be acquired as of March 5, 1987, or if the laws of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions). As under prior law, the OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings associations in more than one state in the case of certain emergency thrift acquisitions.

Federal legislative proposals have been introduced or are under consideration that would either limit unitary savings and loan holding companies to the same activities as multiple savings and loan holding companies and other financial institutions holding companies or would permit certain bank holding companies to engage in commercial activities. MFFC cannot predict when, and in what form, these proposals might become law.

No subsidiary savings association of a savings and loan holding company may declare or pay a dividend on its permanent or nonwithdrawable stock unless it first gives the Director of the OTS 30 days advance notice of such declaration and payment. Any dividend declared during such period or without the giving of such notice shall be invalid.

Congress is considering legislation which may require that MFFC become a bank holding company regulated by the FRB. Bank holding companies with more than $150 million in assets are subject to capital requirements similar to those imposed on Milton Federal and have more extensive interstate acquisition authority than savings and loan holding companies. They are also subject to more restrictive activity and investment limits than savings and loan holding companies. No assurances can be given that such legislation will be enacted, and MFFC cannot be certain of the legislation's impact on its future operations until it is enacted.

FEDERAL REGULATION OF ACQUISITIONS OF CONTROL OF MFFC AND MILTON FEDERAL. In addition to the Ohio law limitations on the merger and acquisition of MFFC previously discussed, federal limitations generally require regulatory approval of acquisitions at specified levels. Under pertinent federal law and regulations, no person, directly or indirectly, or acting in concert with others, may acquire control of Milton Federal or MFFC without 60 days prior notice to the OTS. "Control" is generally defined as having more than 25% ownership or voting power; however, ownership or voting power of more than 10% may be deemed "control" if certain factors are in place. If the acquisition of control is by a company, the acquiror must obtain approval, rather than give notice, of the acquisition as a savings and loan holding company.

In addition, any merger of Milton Federal or of MFFC in which MFFC is not the resulting company must also be approved by the OTS.


FEDERAL DEPOSIT INSURANCE CORPORATION

DEPOSIT INSURANCE. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. FIRREA established two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks and state savings banks and the SAIF for savings associations, both to be maintained and administered by the FDIC. Milton Federal is a member of the SAIF and its deposit accounts are insured by the FDIC, up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including Milton Federal, and has authority to initiate enforcement actions against federally insured savings associations, if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

Depository institutions are generally prohibited from converting from one insurance fund to the other until the SAIF meets a designated reserve level, except with the prior approval of the FDIC in certain limited cases, provided applicable exit and entrance fees are paid. The reserves of the SAIF are currently below the level required by law. The insurance fund conversion provisions do not prohibit a SAIF member from converting to a bank charter or merging with a bank during the five-year moratorium, as long as the resulting bank continues to pay the applicable insurance assessments to the SAIF during that period and certain other conditions are met. Milton Federal has no present intention to convert to the BIF or to a bank charter.

ASSESSMENTS. The FDIC is authorized to establish separate annual assessment rates for deposit insurance each for members of the BIF and the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such assessment rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments are set within a range, based on the risk the institution poses to its deposit insurance fund. This risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

Because a significant portion of the assessments paid into the SAIF by savings associations are used to pay the cost of prior thrift failures, the reserves of the SAIF are below the level required by law. The BIF has, however, met its required reserve level.

Assessments paid by healthy savings associations exceeded those paid by healthy commercial banks by approximately $.19 per $100 in deposits in late 1995 and no BIF assessments have been required of healthy commercial banks in 1996, except a $2,000 minimum fee. Such premium disparity could have a negative competitive impact on Milton Federal and other institutions with SAIF deposits.

Legislation to recapitalize the SAIF and to eliminate the significant premium disparity between the BIF and the SAIF became effective September 30, 1996. The recapitalization plan provides for a special assessment equal to $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. Certain BIF institutions holding SAIF-insured deposits will pay a lower special assessment. On the basis of its $110.8 million in deposits at March 31, 1995, Milton Federal paid, on November 27, 1996, an additional pre-tax assessment of $728,000. Such payment was recorded as an expense and accounted for by Milton Federal as of September 30, 1996. Earnings and capital were, therefore, negatively affected for the quarter ended September 30, 1996, by an after-tax amount of approximately $480,000.

The recapitalization plan also provides that the cost of prior thrift failures will be shared by both the SAIF and the BIF, which will increase BIF assessments for healthy banks to approximately $.013 per $100 of deposits in 1997. SAIF assessments for healthy savings associations in 1997 will be approximately $.064 per $100 in deposits and may never be reduced below the level set for healthy BIF institutions.

The recapitalization plan also provides for the merger of the SAIF and BIF effective January 1, 1999, assuming there are no savings associations under federal law. Under separate proposed legislation, Congress is considering the elimination of the federal thrift charter and the separate federal regulation of thrifts. As a result, Milton Federal would have to convert to a different financial institution charter and would be regulated under federal law as a bank, including being subject to the more restrictive activity limitations imposed on national banks.

In addition, MFFC might become subject to more restrictive holding company requirements, including activity limits and capital requirements similar to those imposed on Milton Federal. MFFC cannot predict the impact of the conversion of Milton Federal to, or regulation of Milton Federal as, a bank until the legislation requiring such change is enacted.

Congress has passed legislation requiring any bad debt reserves taken after 1987, using the percentage of taxable income method, be included in future taxable income of the association over a six-year period, although a two-year delay is permitted for institutions meeting a residential mortgage loan origination test. See "TAXATION - Federal Taxation."


FEDERAL RESERVE BOARD

FRB regulations require savings associations to maintain reserves against their transaction accounts (primarily NOW accounts) of 3% of net transaction accounts up to $52 million (subject to an exemption of up to $4.3 million) and 10% that portion of total net transaction accounts in excess of $52 million.
At September 30, 1996, Milton Federal was in compliance with its reserve requirements.

FEDERAL HOME LOAN BANKS

The FHLBs, under the regulatory oversight of the Federal Housing Financing Board, provide credit to their members in the form of advances. Milton Federal is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of that FHLB in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of Milton Federal's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. Milton Federal is in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $1,181,500 at September 30, 1996.

Upon the origination or renewal of a loan or advance, the FHLB of Cincinnati is required by law to obtain and maintain a security interest in collateral in one or more of the following categories: fully disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured or guaranteed by the United States government or an agency thereof; deposits in any FHLB; or other real estate related collateral (up to 30% of the member association's capital) acceptable to the applicable FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral.

Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the Community Reinvestment Act and its record of lending to first-time home buyers. All long-term advances by each FHLB must be made only to provide funds for residential housing finance.


                                    TAXATION

FEDERAL TAXATION

MFFC is subject to the federal tax laws and regulations which apply to corporations generally. Milton Federal is also subject to the federal tax laws and regulations which apply to corporations generally. However, certain thrift institutions such as Milton Federal were, prior to the enactment of the Small Business Jobs Protection Act, which was signed into law on August 21, 1996, allowed deductions for bad debts under methods more favorable to those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge-off method of Section 166 of the Code, or the reserve method of Section 593 of the Code.

Under Section 593, a thrift institution annually could elect to deduct bad debts under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or (ii) the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the "experience" method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans either under the "experience" method or the "percentage of taxable income" method. For tax years 1995, 1994 and 1993, Milton Federal used the "percentage of taxable income" method because such method provided a higher bad debt deduction than the "experience" method.

Section 1616(a) of the Small Business Job Protection Act repealed the Section 593 reserve method of accounting for bad debts by thrift institutions, effective for taxable years beginning after 1995. Thrift institutions that would be treated as small banks are allowed to utilize the "experience" method applicable to such institutions, while thrift institutions that are treated as large banks are required to use on the specific charge-off method. The "percentage of taxable income" method of accounting for bad debts is no longer available for any financial institution.

A thrift institution required to change its method of computing reserves for bad debt will treat such change as a change in the method of accounting, initiated by the taxpayer, and having been made with the consent of the Secretary of the Treasury. Any adjustments under Section 481(a) of the Code required to be recaptured with respect to such change generally will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the "applicable excess reserves" will be taken into account ratably over a six-taxable-year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that becomes a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over (ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). In the case of a thrift institution that becomes a small bank, like Milton Federal, the amount of the institution's "applicable excess reserves" generally is the excess of (i) the balances of its reserve for loan losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater balance of (a) its "pre-1988 reserves" or (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the "experience" method.

For taxable years that begin after December 31, 1995, and before January 1, 1998, if a thrift meets the residential loan requirement for a tax year, the recapture of the "applicable excess reserves" otherwise required to be taken into account as a Code Section 481(a) adjustment for the year will be suspended. A thrift meets the residential loan requirement if, for the tax year, the principal amount of residential loans made by the thrift during the year is not less than its "base amount." The "base amount" generally is the average of the principal amounts of the residential loans made by the thrift during the six most recent tax years beginning before January 1, 1996.

A residential loan is a loan as described in Section 7701(a)(19)(C)(v) (generally a loan secured by residential real and church property and certain mobile homes), but only to the extent that the loan is made to the owner of the property to acquire, construct or improve the property.

The balance of the "pre-1988 reserves" is subject to the provisions of Section 593(e) as modified by the Small Business Job Protection Act which requires recapture in the case of certain excessive distributions to shareholders. The "pre-1988 reserves" may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: First, out of the institution's post-1951 accumulated earnings and profits; second, out of the "pre-1988 reserves"; and, third, out of such other accounts as may be proper. To the extent a distribution by Milton Federal to MFFC is deemed paid out of its "pre-1988 reserves" under these rules, the "pre-1988 reserves" would be reduced and Milton Federal's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the "pre-1988 reserves." As of September 30, 1996, Milton Federal's "pre-1988 reserves" subject to potential recapture for tax purposes totaled approximately $5.2 million. Milton Federal believes it has approximately $4.1 million of accumulated earnings and profits for tax purposes as of September 30, 1996, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Milton Federal will have current or accumulated earnings and profits in subsequent years.

In addition to the regular income tax, MFFC and Milton Federal are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after august 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its "alternative minimum taxable income" computed without regard to this preference item and prior to reduction by net operating losses, is included in "alternative minimum taxable income." Net operating losses can offset no more than 90% of "alternative minimum taxable income." The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. In addition, for taxable years after 1986 and before 1996, MFFC and Milton Federal are also subject to an environmental tax equal to 0.12% of the excess of "alternative minimum taxable income" for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2.0 million.

The tax returns of Milton Federal have been audited or closed without audit through 1992. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Milton Federal.


OHIO TAXATION

MFFC is subject to the Ohio corporation franchise tax, which, as applied to MFFC, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.9% of computed Ohio taxable income in excess of $50,000 or (ii) 0.582% times taxable net worth.

In computing its tax under the net worth method, MFFC may exclude 100% of its investment in the capital stock of Milton Federal after the Conversion, as reflected on the balance sheet of MFFC, in computing its taxable net worth as long as it owns at least 25% of the issued and outstanding capital stock of Milton Federal. The calculation of the exclusion from net worth is based on the ratio of the excludable investment (net of any appreciation or goodwill included in such investment) to total assets multiplied by the net value of the stock. As a holding company, MFFC may be entitled to various other deductions in computing taxable net worth that are not generally available to operating companies.

A special litter tax is also applicable to all corporations, including MFFC, subject to the Ohio corporation franchise tax other than "financial institutions." If the franchise tax is paid on the net income basis, the litter tax is equal to .11% of the first $50,000 of computed Ohio taxable income and
 .22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to .014% times taxable net worth.

Milton Federal is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.5% of Milton Federal's book net worth determined in accordance with generally accepted accounting principles. As a "financial institution," Milton Federal is not subject to any tax based upon net income or net profits imposed by the State of Ohio.


ITEM 2.  PROPERTIES

The following table sets forth certain information at September 30, 1996, regarding the properties on which the main office and the branch office of Milton Federal are located:

                                               Owned           Date                Square               Net
Location                                     or leased       acquired              footage        book value (1)
--------                                     ---------       --------              -------        ----------
25 Lowry Drive
West Milton, Ohio  45383                    Owned             1966                  7,606            876,671

415 West National Road
Englewood, Ohio  45322                      Owned             1972                  3,249            243,176

------------------------------------------------------------------------------------------------------------


(1) At September 30, 1996, Milton Federal's office premises and equipment had a total net book value of $1,541,676. For additional information regarding Milton Federal's office premises and equipment, see Notes 1 and 5 to Financial Statements. Milton Federal has purchased a lot and is in the process of constructing a branch office at the corner of Arlington Road and Parkview Road in Brookville, Ohio. Brookville, Ohio, is a growing community located in western Montgomery County on Interstate 70 approximately 12 miles from the intersection of Interstate 75. The new branch office is located within Milton Federal's existing designated lending area. Construction will begin in December, 1996. This will be Milton Federal's third office.

The management of MFFC believes that its properties are adequately insured.

ITEM 3.  LEGAL PROCEEDINGS

Neither MFFC nor Milton Federal is presently involved in any legal proceedings of a material nature. From time to time, Milton Federal is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by Milton Federal.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Corporation had 2,401,432 common shares outstanding on November 27, 1996, held of record by approximately 1,128 shareholders. Price information with respect to the Corporation's common shares is quoted on The Nasdaq National Market System. The high and low trading prices for the common shares of the Corporation, as quoted by The Nasdaq Stock Market, Inc., by quarter, are shown below.

                                            DECEMBER 31,       MARCH 31,         JUNE 30,        SEPTEMBER 30,
                                                1995             1996              1996              1996
                                          --------------     -------------    ------------     --------------
High                                      $        17.13     $       16.25    $      15.75     $        14.38

Low                                                14.50             15.25           12.25              11.50

                                            DECEMBER 31,       MARCH 31,         JUNE 30,        SEPTEMBER 30,
                                                1994             1995              1995              1995
                                          --------------     -------------    ------------     --------------
High                                      $        12.25     $       13.88    $      13.63     $        15.75

Low                                                10.00             10.75           11.38              11.88

For the year ended September 30, 1996, the Corporation paid regular quarterly dividends per common share of $.08 on November 15, 1995, $.10 on February 15, 1996, $.12 on May 15, 1996 and $.13 on August 15, 1996. The Corporation also paid a special dividend of $1.00 per common share on December 8, 1996. For the year ended September 30, 1995, the Corporation paid regular quarterly dividends per common share of $.06 on February 27, 1995, $.06 on May 15, 1995 and $.07 on August 18, 1995. No dividends were paid during the first quarter of fiscal 1995. Income of the Corporation consists of interest on investment and mortgage-backed securities and dividends which were periodically declared and paid by the Board of Directors of the Bank on common shares of the Bank held by the Corporation.

In addition to certain federal income tax considerations, OTS regulations impose limitations on the payment of dividends and other capital distributions by savings associations. Under OTS regulations applicable to converted savings associations, the Bank is not permitted to pay a cash dividend on its common shares if its regulatory capital would, as a result of payment of such dividend, be reduced below the amount required for the Liquidation Account (the account established for the purpose of granting a limited priority claim on the assets of the Bank in the event of complete liquidation to those members of the Bank before the Conversion who maintain a savings account at the Bank after the Conversion), or applicable regulatory capital requirements prescribed by the OTS.

OTS regulations applicable to all savings and loan associations provide that a savings association which immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution (including a dividend) has total capital (as defined by OTS regulations) that is equal to or greater than the amount of its capital requirements is generally permitted without OTS approval (but subsequent to 30 days' prior notice to the OTS) to make capital distributions, including dividends, during a calendar year in an amount not to exceed the greater of (1) 100% of its net earnings to date during the calendar year, plus an amount equal to one-half that which its total capital to assets ratio exceeded its required capital to assets ratio at the beginning of the calendar year, or (2) 75% of its net earnings for the most recent four-quarter period. Savings associations with total capital in excess of the capital requirements that have been notified by the OTS that they are in need of more than normal supervision will be subject to restrictions on dividends. A savings association that fails to meet current minimum capital requirements is prohibited from making any capital distributions without the prior approval of the OTS.

The Bank currently meets all of its capital requirements and, because the OTS has not determined that the Bank is an institution requiring more than normal supervision, the Bank may pay dividends in accordance with the foregoing provisions of OTS regulations.


ITEM 6.  SELECTED FINANCIAL DATA

The following tables set forth certain information concerning the financial condition, earnings and other data regarding Milton Federal at the dates and for the periods indicated. The financial information should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

                                                                          At September 30,
                                               ----------------------------------------------------------------------
Selected financial data:                            1996         1995           1994          1993          1992
                                                    ----         ----           ----          ----          ----
                                                                           (In thousands)
Total amount of:
    Assets                                     $   180,831   $   161,680   $   149,927   $   123,131    $   115,463
    Cash and cash equivalents (1)                    1,301         1,701        25,604         3,853          5,265
    Investment securities available
      for sale (2)                                   8,522        11,078
    Investment securities held to
      maturity (2)                                     500                       3,015         4,318          6,359
    Mortgage-backed and related
      securities available for sale (2)             34,009        17,110
    Mortgage-backed and related
      securities held to maturity (2)               14,002        25,974        25,183        28,516         27,636
    FHLB stock                                       1,182         1,099         1,029           977            921
    Loans receivable - net                         116,749       100,758        91,246        81,827         72,791
    Deposits                                       128,554       117,898       134,790       109,483        103,467
    Borrowings                                      17,489         5,260
    Shareholders' equity (3)                        33,479        37,502        14,394        13,012         11,524

(Tables and footnotes continue on following page.)

                                                                          At September 30,
                                               ----------------------------------------------------------------------
Summary of earnings:                                1996         1995           1994          1993          1992
                                                    ----         ----           ----          ----          ----
                                                                           (In thousands)
    Interest and dividend income               $    12,665   $    11,139   $     9,239   $     9,375    $     9,777
    Interest expense                                 6,819         5,236         4,631         4,772          5,770
                                               -----------   -----------   -----------   -----------    -----------
    Net interest income                              5,846         5,903         4,608         4,603          4,007
    Provision for loan losses                          154            64            42            14             17
                                               -----------   -----------   -----------   -----------    -----------
    Net interest income after provision
      for loan losses                                5,692         5,839         4,566         4,589          3,990
    Noninterest income                                 457           257           247           200            (35)
    Noninterest expense                              4,410         3,300         2,751         2,510          2,215
                                               -----------   -----------   -----------   -----------    -----------
    Income before income tax                         1,739         2,796         2,062         2,279          1,740
    Income tax expense                                 595           947           680           791            638
                                               -----------   -----------   -----------   -----------    -----------
    Net income                                 $     1,144   $     1,849   $     1,382   $     1,488    $     1,102
                                               ===========   ===========   ===========   ===========    ===========
    Earnings per share (4)                     $      .49    $       .77           N/A           N/A            N/A
                                               ===========   ===========
    Dividends declared per share (4)           $     1.43    $       .19
                                               ==========    ===========

                                                                              At September 30,
                                                              -------------------------------------------------
Selected financial ratios and other data:                     1996       1995       1994       1993       1992
                                                              ----       ----       ----       ----       ----
                                                                               (In thousands)
    Return on assets (5)                                       0.67%      1.22%      1.09%      1.25%      0.98%
    Return on equity (6)                                       3.28       5.01      10.13      12.13      10.15
    Interest rate spread (7)                                   2.57       2.95       3.37       3.55       3.18
    Net interest margin (8)                                    3.51       4.01       3.74       3.96       3.65
    Operating expenses to average assets (9)                   2.58       2.18       2.16       2.11       1.97
    Average equity to average assets                          20.36      24.36      10.74      10.32       9.66
    Dividend payout ratio                                    296.89      24.66      --         --         --
    Nonperforming assets to total assets                       0.35       0.34       0.22       0.61       0.86
    Nonperforming loans to total loans                         0.48       0.49       0.35       0.80       1.11
    Allowance for loan losses as a percentage of
      nonperforming loans                                     81.57      64.04      94.14      33.51      22.28
    Allowance for loan losses to total loans                   0.40       0.32       0.29       0.27       0.25
    Net charge-offs to average loans                          --         --         --         (0.03)      0.07
    Number of offices, all full service                        2          2          2          2          2

---------------------------------------------------------------------------------------------------------------

(1)  Includes cash and amounts due from depository institutions and interest-bearing deposits in other financial institutions.
(2)  At October 1, 1994, MFFC adopted SFAS No. 115 and accordingly classified its securities into held-to-maturity, available-for-sale and trading categories. Prior to this date, all securities were classified as held to maturity and reported at amortized cost.
(3)  Retained earnings only prior to September 30, 1995.
(4)  Earnings and dividends per share are not applicable for any of the periods presented prior to September 30, 1995, due to Milton Federal's mutual form of ownership prior to October 6, 1994.
(5)  Net income divided by average total assets.
(6)  Net income divided by average total equity.
(7)  Average yield on interest-earning assets less average cost of interest-bearing liabilities.
(8)  Net interest income as a percentage of average interest-earning assets.
(9)  Noninterest expense divided by average total assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL AND RESULTS OF OPERATIONS INTRODUCTION

In the following pages, management presents an analysis of the Corporation's financial condition and results of operations as of and for the year ended September 30, 1996 as compared to prior years. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the financial statements and related footnotes and the selected financial data included elsewhere in this report.

The Bank is primarily engaged in the business of attracting savings deposits from the general public and investing such funds in permanent mortgage loans secured by one- to four-family residential real estate located primarily in Miami, Montgomery and Darke Counties, Ohio. The Bank also originates loans for the construction of one- to four-family residential real estate, loans secured by multifamily real estate (over four units), and nonresidential real estate and consumer loans and invests in U.S. Government obligations, interest-bearing deposits in other financial institutions, mortgage-backed and related securities and other investments permitted by applicable law.


FORWARD-LOOKING STATEMENTS

In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Corporation's operations and the Corporation's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the Corporation's general market area.


ANALYSIS OF FINANCIAL CONDITION

The Corporation's assets totaled $180.8 million at September 30, 1996, an increase of $19.1 million, or 11.8%, from $161.7 million as of September 30, 1995.

Investment securities, mortgage-backed and related securities and FHLB stock increased from $55.3 million at September 30, 1995, to $58.2 million at September 30, 1996. The increase is due to the purchase of $26.9 million of investment and mortgage-backed and related securities. Some of the securities purchased were a part of the Corporation's strategy of borrowing long-term, variable-rate funds from the FHLB to fund the purchase of similar-maturity, variable-rate mortgage-backed and related securities to capitalize on the yield spread. Additional variable-rate mortgaged-backed and related securities were purchased with funds provided by long-term, fixed-rate borrowings from the FHLB. The Corporation took advantage of low, long-term, fixed-rate borrowings to provide additional liquidity for future loan growth without increasing the cost of funds. The overall increase in investment and mortgage-backed and related securities was offset somewhat by the redirection of funds provided from maturities and principal repayments to loans. Additionally, the Corporation sold mortgage-backed and related securities with an amortized cost of $11.8 million to provide funds for the $1.00 per share special dividend to shareholders during the first quarter and for the purchase of treasury shares and loan growth during the remainder of 1996. Mortgage-backed and related securities include Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA") and Small Business Administration ("SBA") participation certificates, collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits ("REMICs"). Investment securities are comprised of United States Treasury and government agency securities. The majority of investments have been classified as available for sale to provide management the flexibility to redirect these funds into loans as opportunities permit.

The Corporation's investment policy limits investments in U.S. Treasury and government agency securities to securities with terms of ten years or less for fixed-rate investments and thirty years or less for adjustable-rate investments. Mortgaged-backed securities guaranteed by FHLMC, GNMA or FNMA may have terms of up to forty years. Substantially all CMOs and REMICs are collateralized with FHLMC, GNMA or FNMA securities and may have terms of up to forty years. CMOs and REMICs must meet OTS guidelines and not be "high risk" at the time of purchase as defined by Thrift Bulletin No. 52. The Corporation has not invested in any derivative securities other than CMOs and REMICs.

Management's strategy emphasizes investment in securities guaranteed by the U.S. government and its agencies as a means to mediate credit risk. The investment strategy also includes purchasing adjustable-rate mortgage-backed security products with monthly payments and interest rates that adjust annually or more frequently. These securities provide the Corporation a continued cash flow stream through principal paydowns as well as provide some protection against interest rate risk. As an additional effort to manage interest rate risk, the Corporation purchases government agency securities which reprice annually, monthly and weekly.

Net loans receivable, including loans held for sale, increased from $100.8 million at September 30, 1995, to $116.7 million at September 30, 1996. The Corporation experienced increases in the majority of the real estate loan categories.

Loans secured by one- to four-family first mortgages increased from $88.9 million at September 30, 1995, to $102.4 million at September 30, 1996 resulting from a high volume of loan originations. The substantial increase in mortgage loans was related to growth in the Corporation's market area as the Corporation has not changed its philosophy regarding pricing or underwriting standards during the period. The increases in one- to four-family second mortgages, multi-family real estate and construction loans from September 30, 1995, to September 30, 1996, were the result of the same factors as for one- to four-family first mortgage loans.

At September 30, 1996, the Corporation had approximately $11.0 million in loans classified as held for sale. There were no loans held for sale at September 30, 1996. Held for sale loans at September 30, 1996 are included in the total for one- to four-family first mortgage loans discussed above.

The Corporation's consumer loan portfolio increased slightly between September 30, 1995, and September 30, 1996. Consumer loans remain a small portion of the entire loan portfolio and represented only 1.8% and 2.0% of total loans at September 30, 1996 and 1995, respectively.

Total deposits increased $10.7 million, or 9.1%, from $117.9 million at September 30, 1995, to $128.6 million at September 30, 1996. The Bank experienced a slight decrease in passbook savings accounts which decreased from 14.8% of total deposits at September 30, 1995, to 13.0% of total deposits at September 30, 1996. A decrease in money market accounts was offset by an increase in negotiable order of withdrawal ("NOW") accounts while the combined demand deposit portfolio decreased from 13.4% of total deposits at September 30, 1995 to 12.4% of total deposits at September 30, 1996. Certificates of deposit increased 13.1% and were the primary reason for the overall deposit growth. Certificates of deposit growth has been due to normal operating procedures as the Corporation has not used special promotions to attract the increased volume. The certificate of deposit portfolio increased from 71.9% of total deposits at September 30, 1995 to 74.6% September 30, 1996. All of the time deposits held at the Bank mature in less than five years.

Borrowed funds increased from $5.3 million at September 30, 1995, to $17.5 million at September 30, 1996. As discussed above, most of the borrowed funds were invested in mortgage-backed and related securities to leverage the Bank's excess capital from the Conversion and to provide liquidity for loan growth.


COMPARISON OF RESULTS OF OPERATIONS

NET INCOME. The operating results of the Corporation are affected by general economic conditions, the monetary and fiscal policies of federal agencies and the regulatory policies of agencies that regulate financial institutions. The Corporation's cost of funds is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by the demand for real estate loans and other types of loans, which in turn is affected by the interest rates at which such loans are made, general economic conditions and the availability of funds for lending activities.

The Corporation's net income is primarily dependent upon its net interest income, which is the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Net income is also affected by provisions for loan losses, service charges, gains on the sale of assets and other income, noninterest expense and income taxes.

The Corporation's net income of $1,144,000 for the year ended September 30, 1996, represented a $705,000 decrease from the $1,849,000 net income for the year ended September 30, 1995. Similarly, earnings per share decreased by $.28 per share from $.77 per share at September 30, 1995 to $.49 per share at September 30, 1996. The decrease in earnings was due to a slight decrease in net interest income combined with an increase in noninterest expense, resulting primarily from a one-time deposit insurance assessment, partially offset by gains from the sales of mortgage-backed and related securities, as more fully discussed below.

The Corporation's net income of $1,849,000 for the year ended September 30, 1995 represented a $467,000 increase from the $1,382,000 in net income for the year ended September 30, 1994. The increase in earnings was primarily due to an increase in net interest income, partially offset by an increase in noninterest expense.

NET INTEREST INCOME. Net interest income is the largest component of the Corporation's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities.

Historically, the Corporation had only fixed-rate loans in its loan portfolio. Consequently, due to interest rates rising from historically low levels during most of fiscal 1995, the Corporation's net interest spread was negatively affected because the interest rates paid on deposits increased at a faster pace than the rates earned on loans. The negative effect on the interest rate spread has slowed as interest rates have stabilized and even declined since the beginning of 1996. As part of the Corporation's overall strategy to manage interest rate risk, management began to originate adjustable-rate mortgage loans in the latter quarters of fiscal 1995. As of September 30, 1996, the Corporation had approximately $3.1 million in adjustable-rate mortgages. Additionally, the mortgage-backed and related securities portfolio has been structured so that substantially all of the mortgage-backed and related securities reprice on at least an annual basis. At September 30, 1996, 98.9% of the Corporation's mortgage-backed and related securities portfolio reprices on at least an annual basis.

The net interest income of the Corporation decreased by $56,000 for the year ended September 30, 1996, compared to the year ended September 30, 1995. The change in net interest income is attributable to increases in higher yielding interest-earning asset balances being entirely offset by an overall increase in the cost of funds for deposits with a larger portion of the deposit base being in higher cost certificates of deposit and an increased level of borrowed funds. See "Yields Earned and Rates Paid."

The net interest income of the Corporation increased by $1,295,000 for the year ended September 30, 1995, compared to the year ended September 30, 1994. The change in net interest income was attributable to increases in the average volume of interest-earning assets, primarily investment and mortgage-backed and related securities acquired with the proceeds from the Conversion and loans, partially offset by an increase in the cost of funds and an increase in average interest-bearing liabilities.

Interest and fees on loans totaled $8,859,000 for the year ended September 30, 1996, compared to $7,913,000 and $7,463,000 for the years ended September 30, 1995 and 1994, respectively. Such increase in interest income was due to higher average loans receivable balances, related to the origination of new one- to four-family real estate loans, partially offset by a decrease in the average yield earned to 8.25% for the year ended September 30, 1996 from 8.37% and 8.61% for the years ended September 30, 1995 and 1994, respectively.

For the fiscal year ended September 30, 1996, interest on mortgage-backed and related securities totaled $2,995,000, compared to $2,224,000 and $1,397,000 for the years ended September 30, 1995 and 1994, respectively. The increase in 1996 over 1995 was due to a larger percentage of higher yielding mortgage-backed and related securities as compared to the prior period combined with an overall increase in the level of mortgage-backed and related securities. Most of the mortgage-backed and related securities have repriced to higher yield levels over the past year. The variable-rate feature of these securities helps mitigate the Corporation's exposure to upward interest rate movement due to its primarily fixed-rate loan portfolio. The increase in 1995 over 1994 was also due to an increase in the average balance and yield of mortgage-backed and related securities. In fiscal 1995, management invested a substantial portion of the proceeds received from the Conversion in adjustable-rate, mortgage-backed and related securities. These securities were, for the most part, classified as available for sale to provide the

Corporation with the flexibility to move funds into loans as demand warrants. The mortgage-backed and related securities also provide the Corporation with a constant cash flow stream from principal repayments.

Interest on investment securities totaled $629,000 for the year ended September 30, 1996, compared to $740,000 for the year ended September 30, 1995 and $165,000 for the year ended September 30, 1994. The decrease in 1996 from 1995 is a result of lower average balances of investment securities combined with a decrease in the overall portfolio yield. The increase in 1995 over 1994 was due to both an increase in average balances and higher rates.

Other interest and dividend income totaled $183,000 for the year ended September 30, 1996, compared to $262,000 and $214,000 for the years ended September 30, 1995 and 1994, respectively. The decrease in other interest and dividend income in 1996 from 1995 the prior year was due to lower average balances in overnight funds, partially offset by higher rates earned. The increase in 1995 over 1994 was also due to higher rates earned on funds temporarily invested in overnight funds.

Interest paid on deposits totaled $6,199,000 for the year ended September 30, 1996, compared to $5,230,000 and $4,621,000 for the years ended September 30, 1995 and 1994, respectively. This resulted from an overall increase in the average cost of deposits to 4.99% for the year ended September 30, 1996 from 4.62% and 4.11% during the years ended September 30, 1995 and 1994, respectively, combined with increasing average deposit balances over the prior periods.

PROVISION FOR LOAN LOSSES. The Corporation maintains an allowance for loan losses in an amount which, in management's judgment, is adequate to absorb reasonably foreseeable losses inherent in the loan portfolio. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors, including the performance of the Corporation's loan portfolio, the economy, changes in real estate values and interest rates and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio. The amount of the provision is based on management's regular review of the loan portfolio and consideration of such factors as historical loss experience, general prevailing economic conditions, changes in the size and composition of the loan portfolio and specific borrower considerations, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral.

The Corporation did not experience any net charge-offs in the years ended September 30, 1996 and 1994 while net charge-offs for the year ended September 30, 1995 were less than $1,000. The Corporation's low historical charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a down payment of 20% of the lower of the sales price or appraised value of one- to four-family residential real estate loans, established income information and defined ratios of debt to income. Loans secured by real estate make up 98.2% of the Corporation's loan portfolio, and loans secured by first mortgages on one- to four-family residential real estate constituted 83.0% of total loans at September 30, 1996. Notwithstanding the historical charge-off history, however, management believes that continuing to increase the allowance for loan losses is prudent as total loans, particularly consumer loans, increase. Accordingly, management anticipates that it will continue its provisions to the allowance for loan losses at current levels for the foreseeable future, providing the volume of nonperforming loans remains insignificant. The provision for loan losses totaled $154,300, $64,300 and $42,400 for the years ended September 30, 1996, 1995 and 1994, respectively.

NONINTEREST INCOME. Noninterest income totaled $457,000, $257,000 and $247,000 for the years ended September 30, 1996, 1995 and 1994, respectively. The primary source of the increase was from realized gains of $226,000 from sales of mortgage-backed and related securities held in the available-for-sale portfolio. The sales were primarily made for interest rate risk strategy purposes. The Corporation was able to restructure its mortgage-backed and related securities portfolio so that its securities reprice monthly and in the process also increased the interest rate caps on the securities. Offsetting the increase from the gains were proceeds received from the liquidation of assets owned by the Pool Three Service Corporation during year ended September 30, 1995. The Corporation had a 44.77% ownership interest in Pool Three Service Corporation. Pool Three's liquidation was completed during 1995. The Corporation completely eliminated the carrying value of its investment in Pool Three during fiscal 1993 as management believed that the remaining assets owned by Pool Three had no market value. The proceeds from the completion of the Pool Three liquidation totaled $23,000. No proceeds were received during the year ended September 30, 1996. Other changes in noninterest income were insignificant.

NONINTEREST EXPENSE. Noninterest expense increased $1,111,000, or 33.7%, from the 1995 fiscal year end to the 1996 fiscal year end. Federal deposit insurance premiums were the primary cause of the increase. The Bank recognized an additional expense of approximately $728,000 in September 1996 as a result of legislation passed to recapitalize the Savings Association Insurance Fund ("SAIF") of the FDIC. The SAIF was below the level required by law because a significant portion of the assessments paid into the SAIF by thrifts, like the Bank, were used to pay the cost of prior thrift failures. The legislation called for a one-time assessment of $.657 per $100 of SAIF insured deposits held as of March 31, 1995. As a result of the recapitalization of the SAIF, the current disparity between bank and thrift insurance assessments will be reduced. Thrifts had been paying assessments of $.23 per $100 of deposits, which, for most thrifts, will be reduced to $.064 per $100 in deposits in January 1997 and to $.024 per $100 in deposits no later than January 2000. If the Bank's deposits were to remain constant next year, annual deposit insurance premiums would be reduced by approximately $213,000, increasing net income by $141,000.

The legislation also provides for the merger of the SAIF and the BIF effective January 1, 1999, assuming there are no savings associations under federal law. Under separate proposed legislation, Congress is considering the elimination of the federal thrift charter and the separate federal regulation of thrifts. As a result, the Bank would be required to convert to a different financial institution charter and the Bank and the Corporation might become subject to more restrictive activity limits. The Corporation cannot predict the impact of any such legislation until it is enacted.

Salaries and employee benefits and Ohio franchise taxes primarily made up the remainder of the increase. Salaries and employee benefits increased due to annual merit increases, increased compensation expense related to the Milton Federal Financial Corporation Employee Stock Ownership Plan ("ESOP") as a result of the Corporation's stock price increasing and the added expense from the Milton Federal Savings Bank Recognition and Retention Plan and Trust Agreement ("RRP"), which had not been implemented during 1995. Ohio franchise taxes increased due to the change in corporate structure during fiscal 1995 and the resulting tax impact of higher capital levels at the Bank and earnings at the Corporation. The second quarter of fiscal 1996 was the first period in which the franchise taxes were impacted by the capital raised in the mutual to stock conversion. Other changes in noninterest expense were insignificant.

Noninterest expense increased $549,000, or 20.0%, from $2,751,000 to $3,300,000 during the year ended September 30, 1995. Salaries and employee benefits and other expenses were the primary causes of the increases. Salaries and employee benefits increased due to annual merit increases and the implementation of the ESOP in October 1994. Other expenses increased due to the change in corporate structure and the resulting impact of shareholder and securities law reporting costs.

INCOME TAX EXPENSE. The volatility of income tax expense is primarily attributable to the change in net income before income taxes. See Note 9 of the Notes to Consolidated Financial Statements. Income tax expense totaled $595,000 in fiscal 1996, $947,000 in fiscal 1995 and $680,000 in fiscal 1994, resulting in effective tax rates of 34.2%, 33.9% and 33.0% , respectively.

Prior to the enactment of legislation discussed below, thrifts which met certain tests relating to the composition of assets had been permitted to establish reserves for bad debts and to make annual additions thereto which could, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "nonqualifying loans" was computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" could be computed under either the experience method or the percentage of taxable income method, based on an annual election.

In August 1996, legislation was enacted that repeals the reserve method of accounting used by many thrifts to calculate their bad debt reserve for federal income tax purposes. As a result, small thrifts such as the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for tax years beginning after December 31, 1987. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. At September 30, 1996, the Bank had approximately $1.1 million in bad debt reserves subject to recapture for federal income tax purposes. The deferred tax liability related to the recapture has been previously established.

YIELDS EARNED AND RATES PAID. The following table sets forth certain information relating to the Corporation's average balance sheet information and reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented. Average balances are derived from daily balances, which include nonaccruing loans in the loan portfolio, net of the allowance for loan losses.

                                                                     Year ended September 30,
                                     --------------------------------------------------------------------------------------------
                                                 1996                           1995                            1994
                                     -----------------------------   ----------------------------  ------------------------------
                                       Average   Interest             Average   Interest              Average    Interest
                                     outstanding  earned/   Yield/  outstanding  earned/   Yield/   outstanding   earned/  Yield/
                                       balance     paid      rate     balance     paid      rate      balance      paid     rate
                                       -------     ----      ----     -------     ----      ----      -------      ----     ----
                                                                     (Dollars in thousands)
Interest-earning assets:
   Interest-bearing deposits in other
     financial institutions          $    1,952  $     104    5.33%   $ 4,478   $   192     4.29%  $   5,424   $    162     2.99%
   Investment securities available
     for sale (1)                         9,404        599    6.40     11,210       740     6.60
   Investment securities held to
     maturity                               422         29    6.87      3,547       165     4.65       3,547        165     4.65
   Mortgage-backed and related
     securities available for sale (1)   30,797      1,991    6.48     10,996       609     5.54
   Mortgage-backed and related
     securities held to maturity         15,318      1,004    6.55     24,908     1,615     6.48      26,645      1,397     5.24
   Loans receivable (2)                 107,321      8,859    8.25     94,504     7,913     8.37      86,665      7,463     8.61
   Federal Home Loan Bank stock           1,130         79    6.99      1,055        70     6.64         995         52     5.23
                                     ----------  ---------            -------   -------            ---------   --------

      Total interest-earning assets     166,344     12,665    7.62%   147,151    11,139     7.57%    123,276      9,239     7.49%
                                                 ---------                      -------

Noninterest earning assets:
   Cash and amounts due from
     depository institutions                962                           430                            448
   Premises and equipment, net            1,471                         1,489                          1,551
   Other nonearning assets                2,363                         2,453                          1,805
                                     ----------                       -------                      ---------

      Total assets                      171,140                       $151,523                     $ 127,080
                                     ==========                       ========                     =========

Interest-bearing liabilities:
   NOW accounts                      $    8,451        160    1.89%   $ 7,648       150     1.96%  $   8,147        159     1.95%
   Money market accounts                  7,396        220    2.97      8,525       241     2.83      12,088        334     2.76
   Passbook savings accounts             17,498        439    2.51     17,588       445     2.53      21,087        527     2.50
   Certificates of deposit               90,873      5,380    5.92     79,335     4,393     5.54      70,967      3,601     5.07
                                     ----------  ---------            -------   -------            ---------   --------

      Total deposits                    124,218      6,199    4.99    113,096     5,229     4.62     112,289      4,621     4.11

   Borrowings                            10,751        620    5.77        118         7     5.93         211         10     4.74
                                     ----------  ---------            -------   -------            ---------   --------

      Total interest-bearing
        liabilities                     134,969      6,819    5.05%   113,214     5,236     4.62%    112,500      4,631     4.12%
                                                 ---------                      -------                        --------

   Noninterest-bearing liabilities        1,321                         1,401                            936
                                     ----------                       -------                      ---------

      Total liabilities                 136,290                       114,615                      113,436

   Shareholders' equity (3)              34,850                        36,908                         13,644
                                     ----------                       -------                      ---------

      Total liabilities &
        shareholders' equity         $  171,140                       $151,523                     $ 127,080
                                     ==========                       ========                     =========

Net interest income;
  interest rate spread                           $   5,846    2.57%             $ 5,903     2.95%              $  4,608     3.37%
                                                 =========  =======             =======  =======               ========  =======

Net interest margin (net interest
  income as a percent of average
  interest-earning assets)                                    3.51%                         4.01%                           3.74%
                                                            =======                      =======                         =======

Average interest-earning assets to
  interest-bearing liabilities                              123.25%                      129.96%                          109.58%
                                                            =======                    ========                           ======
------------------------

(1) Average balance includes unrealized gains and losses while yield is based on amortized cost.
(2) Calculated net of deferred loan fees, loan discounts, loans in process and allowance for loan losses.
(3)  Retained earnings only prior to September 30, 1995

The table below describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Corporation's interest income and expense during the years indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume (multiplied by prior year rate), (2) changes in rate (multiplied by prior year volume) and (3) total changes in rate and volume. The combined effects of changes in both volume and rate, that are not separately identified, have been allocated proportionately to the change due to volume and change due to rate:

                                                                        Year ended September 30,
                                                     -------------------------------------------------------------
                                                            1996 vs. 1995                     1995 vs. 1994
                                                     ----------------------------      ---------------------------
                                                          Increase                         Increase
                                                         (decrease)                       (decrease)
                                                           due to                           due to
                                                     ----------------                  ---------------
                                                     Volume      Rate       Total      Volume     Rate       Total
                                                     ------      ----       -----      ------     ----       -----
                                                                           (In thousands)
Interest income attributable to:
     Interest-bearing deposits in
       other financial institutions                $    (127)  $     39   $     (88)  $   (32)  $     62    $    30
     Investment securities available
       for sale                                         (119)       (22)       (141)      740                   740
     Investment securities held
       to maturity                                        29                     29      (165)                 (165)
     Mortgage-backed and related
       securities available for sale                   1,262        120       1,382       609                   609
     Mortgage-backed and related
       securities held to maturity                      (628)        17        (611)      (96)       314        218
     Loans receivable                                  1,059       (113)        946       661       (211)       450
     Federal Home Loan Bank stock                          5          4           9         3         15         18
                                                   ---------   --------   ---------   -------   --------    -------

         Total interest income                         1,481         45       1,526     1,720        180      1,900
                                                   ---------   --------   ---------   -------   --------    -------

Interest expense attributable to:
     NOW accounts                                         15         (5)         10       (10)         1         (9)
     Money market accounts                               (33)        12         (21)     (101)         8        (93)
     Passbook savings accounts                            (2)        (4)         (6)      (88)         6        (82)
     Certificates of deposit                             669        318         987       446        346        792
     Borrowings                                          613                    613        (5)         2         (3)
                                                   ---------   --------   ---------   -------   --------    -------

         Total interest expense                        1,262        321       1,583       242        363        605
                                                   ---------   --------   ---------   -------   --------    -------

Increase (decrease) in net
  interest income                                  $     219   $   (276)  $     (57)  $ 1,478   $   (183)   $ 1,295
                                                   =========   ========   =========   =======   ========    =======

ASSET AND LIABILITY MANAGEMENT

The Bank, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets reprice differently than its interest-bearing liabilities. As part of its effort to monitor and manage interest rate risk, the Bank uses the "net portfolio value" ("NPV") methodology adopted by the OTS as part of its capital regulations. Although the Bank is not currently subject to NPV regulation because such regulation does not apply to institutions with less than $300 million in assets and risk-based capital in excess of 12%, application of NPV methodology may illustrate the Bank's interest rate risk.

Generally, NPV is the discounted present value of the difference between incoming cash flows on interest-earning and other assets and outgoing cash flows on interest-bearing and other liabilities. The application of the methodology attempts to quantify interest rate risk as the change in the NPV that would result from a theoretical 200 basis point (1 basis point equals 0.01%) change in market interest rates. Both a 200 basis point increase in market interest rates and a 200 basis point decrease in market interest rates are considered. If the NPV would decrease by more than 2% of the present value of the institution's assets with either an increase or a decrease in market rates, the institution must deduct 50% of the amount of decrease in excess of such 2% in the calculation of the institution's risk-based capital. See "Liquidity and Capital Resources."

At September 30, 1996, 2% of the present value of the Bank's assets was approximately $3,494,000. Because the interest rate risk of a 200 basis point increase in market interest rates (which was greater than the interest rate risk of a 200 basis point decrease) was $8,071,000 at September 30, 1996, the Bank would have been required to deduct approximately $2,289,000 (50% of the approximate $4,577,000 difference) from its capital in determining whether the Bank met its risk-based capital requirement. Regardless of such reduction, however, the Bank's risk-based capital at September 30, 1996, would still have exceeded the regulatory requirement by $11,489,000.

Presented below, as of September 30, 1996 and 1995, is an analysis of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates. The table also contains policy limits set by the Board of Directors of the Bank as the maximum change in NPV that the Board of Directors deems advisable in the event of various changes in interest rates. Such limits are established with consideration of the dollar impact of various rate changes and the Bank's strong capital position.

As illustrated in the table, NPV is more sensitive to rising rates than declining rates. Such difference in sensitivity occurs principally because, as rates rise, borrowers do not prepay fixed-rate loans as quickly as they do when interest rates are declining. Thus, in a rising interest rate environment, because the Bank has predominantly fixed-rate loans in its loan portfolio, the amount of interest the Bank would receive on its loans would increase relatively slowly as loans are slowly prepaid and new loans at higher rates are made. Moreover, the interest the Bank would pay on its deposits would increase rapidly because the Bank's deposits generally have shorter periods to repricing. Assumptions used in calculating the amounts in this table are OTS assumptions.

                                                         September 30, 1996               September 30, 1995
                                                   -----------------------------    ----------------------------
    Change in Interest Rate       Board limit         $ change        % change        $ change        % change
        (Basis Points)             % change            in NPV           in NPV         in NPV          in NPV
   ------------------------      ------------      -------------    ------------    -------------    ----------
                                               (Dollars in thousands)
            +300                     (40)%             (12,184)         (52)%       $    (7,475)         (28)%
            +200                     (30)               (8,071)         (35)             (4,626)         (17)
            +100                     (15)               (4,024)         (17)             (2,120)          (8)
               0                       0                     0            0                   0            0
            -100                      15                 3,072           13               1,542            6
            -200                      20                 4,738           20               2,573           10
            -300                      25                 5,141           22               3,488           13

As with any method of measuring interest rate risk, certain shortcomings are inherent in the NPV approach. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a change in interest rates, expected rates of prepayment on loans and mortgage-backed securities and early withdrawal levels from certificates of deposit, would likely deviate significantly from those assumed in making risk calculations.

At September 30, 1996, the Corporation exceeded the Board limit percentage change for an increase in interest rates of 100, 200 and 300 basis points. As part of management's overall strategy to manage interest rate risk, the mortgage-backed and related security portfolio was structured so that substantially all of the mortgage-backed and related securities reprice on at least an annual basis. In addition, management has increased consumer lending although it still remains a small percentage of the overall loan portfolio. Consumer loans typically have a significantly shorter weighted average maturity and offer less exposure to interest rate risk. In addition, management began originating adjustable-rate mortgage loans during fiscal 1995 as an additional tool to manage interest rate risk. The Corporation intends to sell a portion of the fixed-rate mortgage loan portfolio and invest the funds in shorter-term or adjustable-rate loans which have less exposure to interest rate risk.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the years ended September 30, 1996, 1995 and 1994.

                                                                                 Year Ended September 30,
                                                                   ------------------------------------------------
                                                                        1996              1995             1994
                                                                   -------------     ------------      ------------
Net income                                                         $       1,144     $      1,849      $      1,382
Adjustments to reconcile net income to net cash from
  operating activities                                                       392              258              (146)
                                                                   -------------     ------------      ------------

Net cash from operating activities                                         1,536            2,107             1,236
Net cash from investment activities                                      (19,350)         (35,260)           (4,837)
Net cash from financing activities                                        17,414            9,250            25,352
                                                                   -------------     ------------      ------------

Net change in cash and cash equivalents                                     (400)         (23,903)           21,751
Cash and cash equivalents at beginning of period                           1,701           25,604             3,853
                                                                   -------------     ------------      ------------

Cash and cash equivalents at end of period                         $       1,301     $      1,701      $     25,604
                                                                   =============     ============      ============

The Corporation's principal sources of funds are deposits, loan and mortgage-backed securities repayments, maturities of securities, investment and mortgage-backed and related securities available for sale and other funds provided by operations. The Bank also has the ability to borrow from the FHLB. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and mortgage-backed security prepayments are more influenced by interest rates, general economic conditions, and competition. The Corporation maintains investments in liquid assets based upon management's assessment of (1) need for funds, (2) expected deposit flows,
(3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program.

OTS regulations presently require the Bank to maintain an average daily balance of investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less in an amount equal to 5% of the sum of the Bank's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds upon which the Bank may rely, if necessary, to fund deposit withdrawals or other short-term funding needs. At September 30, 1996, the Bank's regulatory liquidity ratio was 7.08%. At such date, the Bank had commitments to originate fixed-rate loans totaling $2,417,000. The Bank had no commitments to originate adjustable-rate loans and no commitments to purchase or sell loans. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short-and long-term needs. See Note 13 of the Notes to Consolidated Financial Statements.

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

The following table summarizes the Bank's regulatory capital requirements and actual capital at September 30, 1996. (See Note 13 of Notes to Consolidated Financial Statements for a reconciliation of capital under generally accepted accounting principles and regulatory capital amounts.)

                                                                                  Excess of Actual
                                                                                Capital Over Current
                              Actual capital          Current requirement            Requirement         Applicable
                             Amount    Percent       Amount     Percent           Amount    Percent      Asset Total
                             ------    -------       ------     -------           ------    -------      -----------
                                                       (Dollars in thousands)
Tangible Capital             20,226     11.56%     $   2,624      1.50%         $  17,602    10.06%         174,918
Core Capital                 20,226     11.56          5,248      3.00             14,978     8.56          174,918
Risk-based Capital           20,562     24.25          6,784      8.00             13,778    16.25           84,796

At September 30, 1996, the Corporation had no material commitments for capital expenditures.

On October 21, 1996, the Corporation declared a special dividend of $2.50 per share to all shareholders of record on November 4, 1996. The dividend was paid on November 15, 1996. Additionally, in October, 1996, the Board of Directors of the Corporation authorized the purchase of up to 5% of the Corporation's outstanding common shares over a six-month period. The shares will be purchased in the over-the-counter market. The number of shares to be purchased and the price to be paid will depend upon the availability of shares, the prevailing market prices and any other considerations which may, in the opinion of the Corporation's Board of Directors or management, affect the advisability of purchasing shares.


IMPACT OF NEW ACCOUNTING STANDARDS

SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," was adopted by the Corporation in October 1995. This statement requires the accrual of retiree health and other postretirement benefits during the working career of active employees, rather than the practice of expensing the benefits when paid for the retirees. Currently, the Corporation is not providing "postretirement benefits other than pensions." As such, adoption of SFAS No. 106 had no impact on the Corporation's financial statements.

SFAS No. 107 disclosures were required for the first time for the Corporation in the 1996 financial statements. The Statement extends existing fair value disclosure practices for some instruments by requiring all entities to disclose the fair value of all financial instruments, both assets and liabilities, recognized and not recognized in the balance sheet, for which estimating the fair value is practicable.

On October 1, 1995, the Corporation adopted the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." Under these standards, loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to require increase, such increase is reported as bad debt expense. The effect of adopting these standards did not materially affect the allowance for loan losses at October 1, 1995 or at September 30, 1996.

As discussed in Note 4, the Corporation was required to adopt SFAS No. 122, "Accounting for Mortgage Servicing Rights," as of October 1, 1996. SFAS No. 122 was superseded by SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which will be effective on October 1, 1997. The adoption of SFAS No. 122, as of October 1, 1996, did not have a material impact on the Corporation's financial statements. The adoption of SFAS No. 125, on October 1, 1997, is not expected to impact materially the Corporation's financial statements.

As discussed in Note 15, in October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, entities to use a "fair value based method" to account for stock-based compensation plans. Currently, the Corporation does not have any options subject to the new accounting or disclosure requirements.

IMPACT OF INFLATION AND CHANGING PRICES

The Consolidated Financial Statements and Notes included herein have been prepared in accordance with generally accepted accounting principles ("GAAP"). Presently, GAAP requires the Corporation to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered.

In management's opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not change at the same rate or in the same magnitude as the inflation rate. Rather, interest rate volatility is based on changes in the expected rate of inflation, as well as on changes in monetary and fiscal policies.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Milton Federal Financial Corporation
West Milton, Ohio


We have audited the accompanying consolidated balance sheets of Milton Federal Financial Corporation as of September 30, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Milton Federal Financial Corporation as of September 30, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Corporation changed its method of accounting for impaired loans in 1996 and its method of accounting for certain investments in 1995 to comply with new accounting guidance.



                                           Crowe, Chizek and Company LLP

Columbus, Ohio
October 21, 1996

                      MILTON FEDERAL FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 1996 and 1995


-----------------------------------------------------------------------------------------
                                                                1996             1995
                                                           -------------    -------------
ASSETS
Cash and amounts due from depository institutions          $     491,866    $     949,114
Interest-bearing deposits in other financial
  institutions                                                   809,143          751,626
                                                           -------------    -------------
      Total cash and cash equivalents                          1,301,009        1,700,740
Investment securities available for sale (Note 3)              8,521,559       11,077,800
Investment securities held to maturity
  (Estimated fair value of $484,375) (Note 3)                    500,000
Mortgage-backed and related securities available for
  sale (Note 3)                                               34,009,393       17,110,006
Mortgage-backed and related securities held to maturity
  (Estimated fair values of $13,807,113 and $25,812,581
  for 1996 and 1995, respectively) (Note 3)                   14,002,137       25,973,686
Federal Home Loan Bank stock                                   1,181,500        1,099,400
Loans receivable - net (Note 4)                              116,748,891      100,757,649
Premises and equipment - net (Note 5)                          1,541,676        1,443,629
Real estate owned - net                                           32,654           32,654
Cash surrender value of life insurance (Note 6)                1,455,493        1,388,855
Accrued interest receivable (Note 7)                           1,057,428          891,413
Other assets                                                     479,077          204,337
                                                           -------------    -------------
      Total assets                                         $ 180,830,817    $ 161,680,169
                                                           =============    =============

LIABILITIES
Deposits (Note 8)                                          $ 128,554,107    $ 117,897,908
Borrowed funds (Note 10)                                      17,489,203        5,260,000
Advance payments by borrowers for taxes and
  insurance                                                      182,810          260,117
Accrued interest payable                                         104,818           27,190
Other liabilities (Note 11)                                    1,020,476          732,497
                                                           -------------    -------------
      Total liabilities                                      147,351,414      124,177,712
                                                           -------------    -------------

Commitments and contingencies (Note 12)

SHAREHOLDERS' EQUITY (Notes 2 and 13)
Preferred stock, no par value, 1,000,000 shares
  authorized, none outstanding
Common stock, no par value, 9,000,000 shares
  authorized, 2,578,875 shares issued
Additional paid-in capital                                    24,951,691       24,880,297
Retained earnings (Note 9)                                    13,535,280       15,787,634
Treasury stock, 128,943 shares at cost                        (1,997,640)
Unearned employee stock ownership plan shares (Note 16)       (1,650,479)      (1,855,736)
Unearned recognition and retention plan shares (Note 17)      (1,269,957)      (1,485,339)
Unrealized gain (loss) on securities available for sale          (89,492)         175,601
                                                           -------------    -------------
      Total shareholders' equity                              33,479,403       37,502,457
                                                           -------------    -------------
         Total liabilities and shareholders' equity        $ 180,830,817    $ 161,680,169
                                                           =============    =============
-----------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                      MILTON FEDERAL FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                 Years ended September 30, 1996, 1995, and 1994

-------------------------------------------------------------------------------------------
                                                         1996          1995         1994
                                                         ----          ----         ----
INTEREST AND DIVIDEND INCOME
      Interest and fees on loans                     $ 8,858,805   $ 7,913,407   $7,463,360
      Interest on mortgage-backed
        and related securities                         2,995,124     2,223,779    1,396,749
      Interest on investments                            628,619       740,116      164,759
      Interest on interest-bearing deposits              103,790       191,721      162,053
      Dividends on Federal Home Loan Bank
        stock                                             79,152        70,245       52,330
                                                     -----------   -----------   ----------
                                                      12,665,490    11,139,268    9,239,251

INTEREST EXPENSE
      Interest on deposits                             6,199,016     5,229,721    4,621,167
      Interest on other borrowings                       619,790         6,761        9,949
                                                     -----------   -----------   ----------

                                                       6,818,806     5,236,482    4,631,116
                                                     -----------   -----------   ----------

NET INTEREST INCOME                                    5,846,684     5,902,786    4,608,135

      Provision for loan losses (Note 4)                 154,300        64,300       42,200
                                                     -----------   -----------   ----------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                      5,692,384     5,838,486    4,565,935
                                                     -----------   -----------   ----------

NONINTEREST INCOME
      Service charges and other fees                     131,696       136,221      137,218
      Gain on sale of real estate owned, net                 686            76
      Gain on sale of mortgage-backed
        and related securities available for sale        225,797
      Other income                                        99,498       120,223      110,130
                                                     -----------   -----------   ----------

                                                         456,991       257,130      247,424
                                                     -----------   -----------   ----------

NONINTEREST EXPENSE
      Salaries and employee benefits                   1,958,788     1,783,944    1,391,227
      Occupancy expense                                  283,422       285,889      283,639
      Data processing services                           158,180       146,895      141,202
      Federal deposit insurance premiums (Note 11)     1,003,897       266,927      250,306
      State franchise taxes                              372,980       214,956      194,393
      Advertising                                         42,472        45,007       67,251
      Other expenses                                     590,658       555,963      422,915
                                                     -----------   -----------   ----------

                                                       4,410,397     3,299,581    2,750,933
                                                     -----------   -----------   ----------

INCOME BEFORE INCOME TAX                               1,738,978     2,796,035    2,062,426

Income tax expense (Note 9)                              595,000       946,654      680,001
                                                     -----------   -----------   ----------

NET INCOME                                           $ 1,143,978   $ 1,849,381   $1,382,425
                                                     ===========   ===========   ==========

Earnings per common share                            $       .49   $      .77
                                                     ===========   ==========
-------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                      MILTON FEDERAL FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years ended September 30, 1996, 1995 and 1994


--------------------------------------------------------------------------------------------------------------------
                                                                                          Unrealized
                                                                                        Gain (Loss) on
                                 Additional                                 Unearned      Securities
                                   Paid-In       Retained   Treasury    Employee Benefit   Available
                                   Capital       Earnings     Stock        Plan Shares     for Sale        Total
                                   -------       --------     -----        -----------     --------        -----
Balance, October 1,
  1993                                         $13,011,938                                             $ 13,011,938

Net income for the year
  ended September 30, 1994                       1,382,425                                                1,382,425
                                               -----------                                             ------------


Balance, September 30,
  1994                                          14,394,363                                               14,394,363

Net income for the year
  ended September 30, 1995                       1,849,381                                                1,849,381

Cash dividends -
  $.19 per share                                  (456,110)                                                (456,110)

Effect of change in accounting
  for investment securities at
  October 1, 1994  (Note 1)                                                              $    (7,597)        (7,597)

Sale of 2,578,875
  shares of no par
  common stock,
  net of conversion
  costs (Note 2)             $   24,844,095                                                              24,844,095

191,240 shares purchased
  under employee
  stock ownership
  plan (Note 16)                                                           $ (2,062,046)                 (2,062,046)

Commitment
  to release 19,124
  employee stock
  ownership
  plan shares
  (Note 16)                          36,202                                     206,310                     242,512

103,155 shares purchased
  under recognition
  and retention plan
  (Note 17)                                                                  (1,485,339)                 (1,485,339)

Change in unrealized
  gain (loss) on securities
  available for sale                                                                         183,198        183,198
                                 ----------    -----------   -----------   ------------  -----------   ------------

Balance, September 30,
  1995                           24,880,297     15,787,634                   (3,341,075)     175,601     37,502,457
--------------------------------------------------------------------------------------------------------------------

                                  (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years ended September 30, 1996, 1995 and 1994


--------------------------------------------------------------------------------------------------------------------
                                                                                          Unrealized
                                                                                        Gain (Loss) on
                                 Additional                                 Unearned      Securities
                                   Paid-In       Retained   Treasury    Employee Benefit   Available
                                   Capital       Earnings     Stock        Plan Shares     for Sale        Total
                                   -------       --------     -----        -----------     --------        -----
Net income for
  the year ended
  September 30,
  1996                                           1,143,978                                                1,143,978

Cash dividends -
  $1.43 per share                               (3,396,332)                                              (3,396,332)

Commitment
  to release 19,124
  employee stock
  ownership
  plan shares
  (Note 16)                          71,394                                    205,257                      276,651

14,957 shares earned
  under recognition
  and retention plan
  (Note 17)                                                                    215,382                      215,382

Purchase 128,943 shares
  of Treasury Stock at
  cost                                                        (1,997,640)                                (1,997,640)

Change in unrealized gain
  (loss) on securities
  available for sale                                                                        (265,093)      (265,093)
                              -------------    -----------   -----------   -----------   -----------   ------------

Balance,
  September 30,
  1996                       $   24,951,691    $13,535,280   $(1,997,640)  $ (2,920,436) $   (89,492)  $ 33,479,403
                             ==============    ===========   ===========   ============  ===========   ============
--------------------------------------------------------------------------------------------------------------------




          See accompanying notes to consolidated financial statements.

                      MILTON FEDERAL FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended September 30, 1996, 1995 and 1994

-------------------------------------------------------------------------------------------------------------------

                                                                   1996               1995               1994
                                                                   ----               ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                             $     1,143,978      $    1,849,381    $      1,382,425
     Adjustments to reconcile net income to
       net cash from operating activities
         Amortization of deferred loan
           origination fees                                        (133,449)           (105,669)           (202,710)
         Amortization of premiums, accretion
           of discounts, net                                         43,407              43,658             111,242
         Provision for loan losses                                  154,300              64,300              42,200
         Depreciation                                               145,234             153,279             150,530
         Increase in cash value of life
           insurance                                                (66,638)            (63,576)            (61,079)
         Gain on sale of mortgage-backed and
           related securities available for sale                   (225,797)
         Federal Home Loan Bank stock
           dividend                                                 (78,900)            (70,000)            (52,100)
         Compensation expense related to
           ESOP shares                                              276,651             242,512
         Compensation expense related to RRP shares                 215,382
         Deferred tax expense (benefit)                            (304,334)             56,645              50,483
         Change in accrued interest
           receivable and other assets                             (440,672)           (150,302)           (205,883)
         Change in accrued interest payable and
           other liabilities                                        806,505              88,044              20,580
                                                            ---------------      --------------    ----------------

              Net cash from operating activities                  1,535,667           2,108,272           1,235,688
                                                            ---------------      --------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment securities available for sale
         Purchases                                               (4,503,769)         (9,992,080)
         Proceeds from maturities                                 7,000,000           2,000,000
     Investment securities held to maturity
         Purchases                                                 (500,000)
     Mortgage-backed securities available
       for sale
         Purchases                                              (21,889,791)        (17,460,956)
         Proceeds from principal payments                         2,182,385             584,620
         Proceeds from sales                                     11,788,658
     Mortgage-backed securities held to maturity
         Purchases                                                                   (5,793,067)
         Proceeds from principal payments                         2,831,653           4,919,948
     Proceeds from maturities of
       investment securities                                                                              1,300,000
     Mortgage-backed security purchases                                                                  (4,000,000)

-------------------------------------------------------------------------------------------------------------------

                                  (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  Years ended September 30, 1996, 1995 and 1994

--------------------------------------------------------------------------------------------------------------------

                                                                   1996               1995                1994
                                                                   ----               ----                ----
CASH FLOWS FROM INVESTING ACTIVITIES (Continued)
     Proceeds from maturities and principal
       payments of mortgage-backed securities                                                      $      7,225,099
     Purchase of Federal Home Loan Bank stock               $        (3,200)
     Net increase in loans                                      (16,012,093)    $    (9,540,273)         (9,267,140)
     Premises and equipment expenditures                           (243,364)            (64,529)           (133,854)
     Proceeds from sale of real estate owned                                             85,898              38,676
                                                            ---------------     ---------------    ----------------

         Net cash from investing activities                     (19,349,521)        (35,260,439)         (4,837,219)
                                                            ---------------     ---------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposit accounts                              10,656,199         (16,891,606)         25,306,761
     Net increase (decrease) in advance payments by
       borrowers for taxes and insurance                            (77,307)             41,273              45,828
     Net change in short-term borrowings                          2,200,000           1,000,000
     Long-term advances from Federal Home Loan Bank              10,120,000           4,260,000
     Principal payments on long-term Federal Home
       Loan Bank advances                                           (90,797)
     Cash dividends paid                                         (3,396,332)           (456,110)
     Proceeds from issuance of common stock,
       net of conversion costs                                                       24,844,095
     Cash provided to ESOP                                                           (2,063,100)
     Shares purchased under RRP                                                      (1,485,339)
     Purchase of treasury stock                                  (1,997,640)
                                                            ---------------     ---------------    ----------------

         Net cash from financing activities                      17,414,123           9,249,213          25,352,589
                                                            ---------------     ---------------    ----------------

Net change in cash and cash equivalents                            (399,731)        (23,902,954)         21,751,058

Cash and cash equivalents at beginning
  of year                                                         1,700,740          25,603,694           3,852,636
                                                            ---------------     ---------------    ----------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                    $     1,301,009     $     1,700,740    $     25,603,694
                                                            ===============     ===============    ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
     Cash paid during the year for
         Interest on deposits and other borrowings           $    6,741,178     $     5,238,072    $      4,633,036
         Income taxes                                               932,000             887,754             632,039
     Noncash activities
         Transfer from loans to real estate owned                                        69,928               8,796
         Transfers of investment securities to
           available for sale from held to
           maturity upon initial adoption of
           Statement of Financial Accounting
           Standards (SFAS) No. 115                                                   3,015,000
         Transfers of mortgage-backed and related
           securities from held to maturity to available
           for sale as allowed by the SFAS No. 115
           implementation guide                                   9,090,701

--------------------------------------------------------------------------------------------------------------------

     See accompanying notes to consolidated financial statements.

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1996, 1995 and 1994

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed in the preparation of the accompanying consolidated financial statements.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Milton Federal Financial Corporation (the "Corporation") and its wholly-owned subsidiary, Milton Federal Savings Bank (the "Bank"), a federal stock savings bank. The financial statements of the Bank include the accounts of its wholly-owned subsidiary, Milton Financial Service Corporation. Milton Financial Service Corporation holds stock in Intrieve, which is the data processing center utilized by the Bank.
All significant intercompany accounts and transactions have been eliminated.

NATURE OF OPERATIONS: The Corporation is a thrift holding company and is engaged in the business of commercial and retail banking services with operations conducted through its main office in West Milton, Ohio and its full-service branch office located in Englewood, Ohio. Miami, Montgomery and Darke Counties provide the source of substantially all of the Corporation's deposit and lending activities. The majority of the Corporation's income is derived from residential, nonresidential and consumer lending activities and investments.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas involving the use of management's estimates and assumptions include the allowance for loan losses, the realization of deferred tax assets, fair value of certain securities, the determination and carrying value of impaired loans, the carrying value of loans held for sale, the carrying value of other real estate owned, the accrued liability for deferred compensation, recognition and measurement of loss contingencies, and depreciation of premises and equipment.

INVESTMENT AND MORTGAGE-BACKED AND RELATED SECURITIES: The Corporation classifies investment and mortgage-backed and related securities into held-to-maturity and available-for-sale categories. Held-to-maturity securities are those which the Corporation has the positive intent and ability to hold to maturity, and are reported at amortized cost. Available-for-sale securities are those which the Corporation could sell for liquidity, asset-liability management, or other reasons even if the Corporation does not presently intend such sale. Available-for-sale securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax.

--------------------------------------------------------------------------------
                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1996, 1995 and 1994

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Realized gains and losses on investment and mortgage-backed and related securities are determined based on the specific security sold. Interest and dividend income, adjusted by amortization of purchase premium or discount, is included in earnings.

On October 1, 1994, the Corporation adopted SFAS No. 115 and accordingly classified its securities into the categories discussed above. Prior to this date, all securities were reported at amortized cost. This reclassification decreased equity by $7,597 at October 1, 1994, which is the after tax effect of the adjustment from amortized cost to fair value for securities classified as available for sale at that date.

The Financial Accounting Standards Board ("FASB") issued a "Question and Answer Implementation Guide" to SFAS No. 115 in November 1995. Based upon the reading thereof and in accordance with the provisions of this implementation guidance, the Corporation conducted a one-time reassessment of the appropriateness of its securities classifications and transferred $9,090,701 of investment securities classified as held-to-maturity to available for sale in December, 1995. The unrealized gain at the time the securities were transferred was approximately $179,000. The after-tax effect of the transfer was to increase equity by approximately $118,000.

ALLOWANCE FOR LOAN LOSSES: Because some loans may not be repaid in full, an allowance for loan losses is maintained. Increases to the allowance are recorded by a provision for loan losses charged to expense. Estimating the risk of the loss and the amount of loss on any loan is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover possible losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations, including their financial position and collateral values and other factors and estimates which are subject to change over time. While management may periodically allocate portions of the allowance for specific problem loan situations, the whole allowance is available for any loan charge-offs that occur. A loan is charged off against the allowance by management when deemed uncollectible, although collection efforts continue and future recoveries may occur.

On October 1, 1995, the Corporation adopted the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." Under these standards, loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as bad debt expense. The adoption of this standard did not materially affect the allowance for loan losses at October 1, 1995 or at September 30, 1996.

--------------------------------------------------------------------------------
                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1996, 1995 and 1994

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Smaller-balance homogeneous pools of loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one- to four-family residences, residential construction loans, automobile, home equity and second mortgage loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Often this is associated with a delay or shortfall in payments of 30 days or more. Loans are generally moved to nonaccrual status when 90 days or more past due, unless collection is assured. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible. The nature of disclosures for impaired loans is considered generally comparable to prior nonaccrual loan disclosures.

INTEREST AND FEES ON LOANS: Interest on loans is accrued over the term of the loans based upon the principal outstanding. Management reviews loans delinquent 90 days or more to determine if the interest accrual should be discontinued. Under SFAS No. 114, as amended by SFAS No. 118, the carrying value of impaired loans is periodically adjusted to reflect cash payments, revised estimates of future cash flows and increases in the present value of expected cash flows due to the passage of time. Cash payments on impaired loans representing interest income are reported as such and other cash payments are reported as reductions in carrying value. Increases or decreases in carrying value due to changes in estimates of future payments or the passage of time are reported as reductions or increases in bad debt expense.

Fees and costs associated with originating or acquiring loans are deferred and amortized as an adjustment to the loan yield over the life of the respective loans. The net amount of fees and costs deferred is reported in the consolidated balance sheets as part of loans.

PREMISES AND EQUIPMENT: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally on an accelerated method over the estimated useful life of the asset. Maintenance and repairs are charged to expense as incurred and improvements are capitalized.

REAL ESTATE OWNED: Real estate acquired through foreclosure or deed-in-lieu-of-foreclosure is initially recorded at fair value, less estimated costs to sell. Any future reduction in fair value is reflected in a valuation allowance account established by a charge to income. Costs incurred to carry other real estate are charged to expense.

--------------------------------------------------------------------------------
                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1996, 1995 and 1994

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

INCOME TAXES: The Corporation follows the liability method in accounting for income taxes. The liability method provides that deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, using enacted tax rates.

CONCENTRATIONS OF CREDIT RISK: The Bank grants residential and commercial real estate and consumer loans to customers located primarily in Miami, Montgomery and Darke Counties. Approximately 97.4% of the loans in the Bank's loan portfolio have interest rates fixed until the maturity of the loans.

At September 30, 1996 and 1995, the Bank has interest-bearing deposits in the Federal Home Loan Bank ("FHLB") of Cincinnati totaling $809,143 and $751,626, respectively, and owns stock in the FHLB with a carrying value of $1,181,500 and $1,099,400, respectively.

STATEMENT OF CASH FLOWS: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from depository institutions and interest-bearing deposits in other financial institutions with original maturities of 90 days or less. The Corporation reports net cash flows for customer loan and deposit transactions, as well as short-term borrowings under its cash management line of credit with the FHLB.

COMMITMENTS AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK: The Bank, in the normal course of business, makes commitments to extend credit which are not reflected in the financial statements. A summary of these commitments is disclosed in Note 12.

EARNINGS PER COMMON SHARE: Earnings per common share were computed by dividing net income by the weighted average number of shares outstanding for the year. The weighted average number of shares outstanding for the year ended September 30, 1996 and 1995 were 2,345,244 and 2,407,464 respectively. Stock options outstanding do not presently have a dilutive effect greater than or equal to 3% on earnings per common share. Unreleased ESOP shares are not considered to be outstanding shares for the purpose of determining the weighted average number of shares used in the earnings per common share calculation. No earnings per share is shown for the year ended September 30, 1994, as prior to October 6, 1994, the Bank was a mutual Company. The financial information for the year ended September 30, 1994 reflects the Bank prior to the conversion.

RECLASSIFICATIONS: Certain amounts appearing in the financial statements and notes thereto for the year ended September 30, 1995 and 1994 have been reclassified to conform with the September 30, 1996 presentation.

--------------------------------------------------------------------------------
                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1996, 1995 and 1994

--------------------------------------------------------------------------------


NOTE 2 - CONSUMMATION OF THE CONVERSION TO A STOCK SAVINGS BANK
WITH THE CONCURRENT FORMATION OF A HOLDING COMPANY

On February 21, 1994, the Board of Directors of the Bank unanimously adopted a plan of conversion to convert from a federally chartered mutual savings and loan association to a federally chartered stock savings bank with the concurrent formation of a holding company, Milton Federal Financial Corporation. The Board of Directors amended the plan of conversion on June 6, 1994. The conversion was consummated on October 6, 1994 by amending the Bank's federal charter and the sale of the Corporation's common shares in an amount equal to the market value of the Bank after giving effect to the conversion. A total of 2,578,875 common shares of the Corporation were sold at $10.00 per share and net proceeds from the sale were $24,844,095 after deducting the costs of conversion.

The Corporation retained 50% of the net proceeds from the sale of common shares. The remainder of the net proceeds were invested in the capital stock issued by the Bank to the Corporation as a result of the conversion.

At the time of Conversion, the Bank established a liquidation account which was equal to its regulatory capital as of the latest practicable date prior to the Conversion. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for the accounts then held.

Under Office of Thrift Supervision ("OTS") regulations, limitations have been imposed on all capital distributions, including cash dividends. The regulation establishes a three-tiered system of restrictions, with the greatest flexibility afforded to thrifts which are both well-capitalized and given favorable qualitative examination ratings by the OTS.



--------------------------------------------------------------------------------
                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1996, 1995 and 1994

--------------------------------------------------------------------------------


NOTE 3 - INVESTMENT AND MORTGAGE-BACKED AND RELATED SECURITIES

The amortized cost and estimated fair values of investment and mortgage-backed and related securities are as follows:

                                              -------------------------September 30, 1996 --------------------------
                                                                      Gross            Gross            Estimated
                                                  Amortized        Unrealized       Unrealized            Fair
                                                    Cost              Gains           Losses              Value
                                                    ----              -----           ------              -----
SECURITIES AVAILABLE FOR SALE
Investment securities
     U.S. Treasury securities                  $     2,999,645    $     7,230                      $      3,006,875
     U.S. Government and federal
       agency securities                             5,503,769            620     $      (4,705)          5,499,684
     Equity securities                                  15,000                                               15,000
                                               ---------------    -----------     -------------    ----------------
         Total investment securities           $     8,518,414    $     7,850     $      (4,705)   $      8,521,559
                                               ===============    ===========     =============    ================
Mortgage-backed and
  related securities
     FNMA certificates                         $       510,095    $    13,526                      $        523,621
     FHLMC certificates                              2,596,117         63,413                             2,659,530
     Collateralized mortgage
       obligations and REMICs                       31,041,919        175,155     $    (390,832)         30,826,242
                                               ---------------    -----------     -------------    ----------------
         Total mortgage-backed and
           related securities                  $    34,148,131    $   252,094     $    (390,832)   $     34,009,393
                                               ===============    ===========     =============    ================

SECURITIES HELD TO MATURITY
Investment securities
     U.S. Government and federal
       agency securities                       $       500,000                    $     (15,625)   $        484,375
                                               ===============                    =============    ================
Mortgage-backed and
  related securities
     FNMA certificates                         $     5,904,260    $    30,425     $    (139,212)   $      5,795,473
     GNMA certificates                                 917,818         20,166                               937,984
     FHLMC certificates                              7,180,059         54,173          (160,576)          7,073,656
                                               ---------------    -----------     -------------    ----------------
         Total mortgage-backed and
           related securities                  $    14,002,137    $   104,764     $    (299,788)   $     13,807,113
                                               ===============    ===========     =============    ================



--------------------------------------------------------------------------------
                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1996, 1995 and 1994

--------------------------------------------------------------------------------


NOTE 3 - INVESTMENT AND MORTGAGE-BACKED AND RELATED SECURITIES (Continued)

                                              -------------------------September 30, 1995 --------------------------
                                                                      Gross           Gross             Estimated
                                                   Amortized       Unrealized      Unrealized             Fair
                                                     Cost             Gains          Losses               Value
SECURITIES AVAILABLE FOR SALE
Investment securities
     U.S. Treasury securities                  $     7,995,248    $    71,952                      $      8,067,200
     U.S. Government and federal
       agency securities                             3,001,113          3,577     $      (9,090)          2,995,600
     Equity securities                                  15,000                                               15,000
                                               ---------------    -----------     -------------    ----------------
         Total investment securities           $    11,011,361    $    75,529     $      (9,090)   $     11,077,800
                                               ===============    ===========     =============    ================
Mortgage-backed and
  related securities
     FNMA certificates                         $       932,055    $    18,527                      $        950,582
     GNMA certificates                               1,908,315         53,134                             1,961,449
     FHLMC certificates                              3,682,673         46,284                             3,728,957
     Collateralized mortgage
       obligations and REMICs                       10,387,339         97,083     $     (15,404)         10,469,018
                                               ---------------    -----------     -------------    ----------------
         Total mortgage-backed and
           related securities                  $    16,910,382    $   215,028     $     (15,404)   $     17,110,006
                                               ===============    ===========     =============    ================

SECURITIES HELD TO MATURITY
Mortgage-backed and
  related securities
     FNMA certificates                         $     6,862,444    $    23,272     $     114,855    $      6,770,861
     GNMA certificates                               2,954,990        102,720             2,747           3,054,963
     FHLMC certificates                              8,863,328         54,001           201,041           8,716,288
     SBA certificates                                   39,154                              245              38,909
     Collateralized mortgage
       obligations and REMICs                        7,253,770        126,668           148,878           7,231,560
                                               ---------------    -----------     -------------    ----------------
         Total mortgage-backed and
           related securities                  $    25,973,686    $   306,661     $     467,766    $     25,812,581
                                               ===============    ===========     =============    ================

Substantially all collateralized mortgage obligations and REMICs (real estate mortgage investment conduits) are backed by pools of mortgages that are insured or guaranteed by the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC").


--------------------------------------------------------------------------------
                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1996, 1995 and 1994

--------------------------------------------------------------------------------


NOTE 3 - INVESTMENT AND MORTGAGE-BACKED AND RELATED SECURITIES (Continued)

The amortized cost and estimated fair value of investments in debt securities at September 30, 1996, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                              Estimated
                                                                        Amortized               Fair
                                                                          Cost                  Value
                                                                          ----                  -----
         SECURITIES AVAILABLE FOR SALE
         Due in one year or less                                     $     3,999,645      $      4,004,870
         Due after one year through five years                             4,503,769             4,501,689
         Equity securities                                                    15,000                15,000
                                                                     ---------------      ----------------
              Total investment securities                                  8,518,414             8,521,559
         Mortgage-backed and related securities                           34,148,131            34,009,393
                                                                     ---------------      ----------------
              Total investment and mortgage-backed
                and related securities                               $    42,666,545      $     42,530,952
                                                                     ===============      ================


         SECURITIES HELD TO MATURITY
         Due after five years through ten years                      $       500,000      $        484,375
         Mortgage-backed and related securities                           14,002,137            13,807,113
                                                                     ---------------      ----------------
              Total investment and mortgage-backed
                and related securities                               $    14,502,137      $     14,291,488
                                                                     ===============      ================

Other than mortgage-backed and related securities available for sale, no securities were sold during the fiscal years ended September 30, 1996, 1995 and 1994.

During the fiscal year ended September 1996, proceeds from the sales of mortgage-backed and related securities available for sale were $11,788,658 with gross gains of $252,907 and gross losses of $27,110 included in earnings. No mortgage-backed and related securities were sold during the fiscal years ended September 30, 1995 and 1994.



--------------------------------------------------------------------------------
                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1996, 1995 and 1994

--------------------------------------------------------------------------------


NOTE 4 - LOANS RECEIVABLE

Loans receivable consisted of the following:

                                                                           1996                 1995
                                                                           ----                 ----
     Residential real estate loans
              1-4 family (first mortgage)                            $    102,392,912    $      88,898,814
              Home equity (1-4 family second mortgage)                      2,928,693            1,128,590
              Multi-family                                                  2,248,970            1,986,929
     Nonresidential real estate loans                                       4,425,522            4,749,984
     Construction loans                                                     9,083,082            6,352,789
                                                                     ----------------    -----------------
              Total real estate loans                                     121,079,179          103,117,106
                                                                     ----------------    -----------------

     Consumer
              Automobile loans                                              1,928,376            1,846,729
              Loans on deposits                                               199,313              192,850
              Other consumer loans                                            129,877              114,850
                                                                     ----------------    -----------------
                  Total consumer and other loans                            2,257,566            2,154,429
                                                                     ----------------    -----------------

         Total loans                                                      123,336,745          105,271,535
                                                                     ----------------    -----------------

     Less

              Net deferred loan fees                                          627,079              646,518
              Loans in process                                              5,473,573            3,534,466
              Allowance for losses on loans                                   487,202              332,902
                                                                     ----------------    -----------------

              Net loans                                              $    116,748,891    $     100,757,649
                                                                     ================    =================


The Bank is an authorized seller/servicer for the Federal Home Loan Mortgage Corporation. No loans were sold during the years ending September 30, 1996, 1995 or 1994.

The Corporation had approximately $11.0 million of loans included in 1-4 family first mortgage loans above which are classified as held for sale at September 30, 1996. These loans are recorded at the lower of cost or market in the aggregate. There were no loans classified as held for sale at September 30, 1995.



--------------------------------------------------------------------------------
                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1996, 1995 and 1994

--------------------------------------------------------------------------------


NOTE 4 - LOANS RECEIVABLE (Continued)

The Corporation was required to adopt SFAS No. 122, "Accounting for Mortgage Servicing Rights," on October 1, 1996. It requires companies to recognize, as separate assets, rights to service mortgage loans for others, regardless of how these rights are acquired. Mortgage servicing rights acquired through either the purchase or the origination of mortgage loans which are subsequently sold with servicing rights retained should be determined by allocating the total cost of the mortgage loans to mortgage servicing rights and to loans (without the mortgage servicing rights) based on their relative fair values. Mortgage servicing rights recorded as a separate asset are amortized in proportion to, and over the period of, estimated net servicing income. This pronouncement was superseded by SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which extends the accounting and disclosure rules for mortgage servicing rights to all servicing rights including mortgage, consumer and commercial loans. The adoption of SFAS 122 did not have a material impact on the Corporation's financial statements at October 1, 1996. SFAS 125 will be effective on October 1, 1997 and is not expected to have a material impact on the Corporation's financial statements.

Activity in the allowance for losses on loans is as follows:

                                                                 1996             1995           1994
                                                                 ----             ----           ----
         Balance at beginning of year                        $    332,902    $    268,928     $    226,728
         Provision for loan losses                                154,300          64,300           42,200
         Recoveries
         Charge-offs                                                                 (326)
                                                             ------------    ------------     ------------
         Balance at end of year                              $    487,202    $    332,902     $    268,928
                                                             ============    ============     ============

Nonaccrual loans for which interest has been suspended totaled approximately $312,000 and $153,000 at September 30, 1996 and 1995, respectively.

As of and for the year ended September 30, 1996, no loans were considered impaired within the scope of SFAS No. 114.

Certain directors and executive officers of the Corporation and the Bank were loan customers of the Bank. A summary of activity on related party loans is as follows:

         Beginning balance - October 1, 1995                                                $    1,024,082
         New loans                                                                                  47,205
         Repayments                                                                                (94,628)
                                                                                            --------------

         Ending balance - September 30, 1996                                                $      976,659
                                                                                            ==============


--------------------------------------------------------------------------------
                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1996, 1995 and 1994

--------------------------------------------------------------------------------


NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

                                                                              1996               1995
                                                                              ----               ----
         Land                                                            $     274,700       $     108,337
         Buildings and improvements                                          1,628,602           1,620,976
         Furniture and equipment                                               924,539             855,477
                                                                         -------------       -------------
              Total cost                                                     2,827,841           2,584,790
         Accumulated depreciation                                           (1,286,165)         (1,141,161)
                                                                         -------------       -------------

                                                                         $   1,541,676       $   1,443,629
                                                                         =============       =============


NOTE 6 - DEFERRED COMPENSATION

The Corporation provides a deferred compensation plan for its Board of Directors. Under the terms of the plan, directors may elect to defer a portion of their fees which would be retained by the Corporation, with interest being credited to the participant's deferred balance. Upon retirement, the participant would be entitled to receive the accumulated deferred balance, paid over a specified number of years. The Corporation accrued deferred compensation expense of $48,736, $41,138 and $30,854 for the years ended September 30, 1996, 1995 and
1994, respectively.

The Corporation has purchased insurance contracts on the lives of the participants in the deferred compensation plan and has named the Corporation as beneficiary. While no direct contract exists between the deferred compensation plan and the life insurance contracts, it is management's current intent that the revenue from the insurance contracts be used as a funding source for the deferred compensation plan.


NOTE 7 - ACCRUED INTEREST RECEIVABLE

Accrued interest receivable consisted of the following:

                                                                                      1996                1995
                                                                                      ----                ----
     Investments                                                                  $     148,619      $      139,190
     Mortgage-backed and related securities                                             268,633             254,373
     Loans receivable                                                                   640,176             497,850
                                                                                  -------------      --------------

                                                                                  $   1,057,428      $      891,413
                                                                                  =============      ==============



--------------------------------------------------------------------------------
                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1996, 1995 and 1994

--------------------------------------------------------------------------------


NOTE 8 - DEPOSITS

Deposits are summarized as follows:

                                                                           1996                1995
                                                                           ----                ----
         NOW accounts, including
           noninterest-bearing deposits
           of $444,049 and $295,125,
           respectively                                              $      9,202,096    $       7,145,633
         Money market accounts                                              6,743,866            8,602,241
         Passbook savings accounts                                         16,760,061           17,427,170
         Certificates of deposit                                           95,848,084           84,722,864
                                                                     ----------------    -----------------

                                                                     $    128,554,107    $     117,897,908
                                                                     ================    =================

The Bank had approximately $3,185,000 and $2,337,000 of short-term jumbo certificates of deposit in denominations of $100,000 or more at September 30, 1996 and 1995, respectively.

At September 30, 1996, scheduled maturities of certificates of deposit for the years ending September 30 were as follows:

          1997                                      $    50,046,481
          1998                                           31,765,508
          1999                                            4,854,873
          2000                                            6,365,733
          2001                                            2,815,489
                                                    ---------------

                                                    $    95,848,084


NOTE 9 - INCOME TAXES

An analysis of the provision for income taxes is as follows:

                                                             -----------Years ended September 30,---------
                                                                 1996            1995             1994
                                                                 ----            ----             ----
     Current                                                 $    899,334    $    890,009     $    629,518
     Deferred                                                    (304,334)         56,645           50,483
                                                             ------------    ------------     ------------

                                                             $    595,000    $    946,654     $    680,001
                                                             ============    ============     ============



--------------------------------------------------------------------------------
                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1996, 1995 and 1994

--------------------------------------------------------------------------------


NOTE 9 - INCOME TAXES (Continued)

The sources of gross deferred tax assets and gross deferred tax liabilities are as follows:

                                                                                   September 30,
                                                                                1996             1995
                                                                                ----             ----
         Items giving rise to deferred tax assets
              Deferred compensation                                        $      78,740     $      59,873
              SAIF insurance assessment                                          247,640
              Recognition and retention plan                                      73,231
              Unrealized loss on securities available for sale                    46,101
                                                                           -------------     -------------
                                                                                 445,712            59,873

         Items giving rise to deferred
           tax liabilities
              Allowance for loan losses                                          218,235           214,113
              Federal Home Loan Bank stock dividends                             204,619           177,793
              Depreciation                                                        23,940            19,484
              Unrealized gain on securities available for sale                                      90,462
                                                                           -------------     -------------
                                                                                 446,794           501,852
                                                                           -------------     -------------

              Net deferred tax liability                                   $       1,082     $     441,979
                                                                           =============     =============

The provision for income tax differs from amounts computed by using the statutory federal income tax rate of 34% primarily because of the investment in life insurance contracts and the difference between the average cost and market value of ESOP shares released. The reconciled difference between the financial statement provision and amounts computed by using the statutory rate is as follows:

                                                                      Years ended September 30,
                                                              1996              1995             1994
                                                              ----              ----             ----
         Income tax computed at the
           statutory rate                                 $     591,253    $     950,652     $     701,225
         Tax effect of
              Officer's life insurance                          (22,657)         (21,616)          (20,767)
              ESOP                                               24,309           12,309
              Other                                               2,095            5,309              (457)
                                                          -------------    -------------     -------------
                                                          $     595,000    $     946,654     $     680,001
                                                          =============    =============     =============



--------------------------------------------------------------------------------
                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1996, 1995 and 1994

--------------------------------------------------------------------------------


NOTE 9 - INCOME TAXES (Continued)

Retained earnings at September 30, 1996 and 1995 includes approximately $3,436,000 for which no provision for federal income taxes has been made. This amount represents the qualifying and nonqualifying tax bad debt reserve as of December 31, 1987 which is the Corporation's base year for purposes of calculating the bad debt deduction for tax purposes. The related amount of unrecognized deferred tax liability was approximately $1,168,000 at September 30, 1996 and 1995. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, it will be added to future taxable income.


NOTE 10 - BORROWED FUNDS

At September 30, 1996, the Bank had a cash management line of credit enabling it to borrow up to $8,200,000 with the Federal Home Loan Bank ("FHLB") of Cincinnati. The line of credit must be renewed on an annual basis. Borrowings outstanding on this line of credit totaled $3,200,000 with interest rates ranging from 5.45% to 6.15% at September 30, 1996 and $1,000,000 on September 30, 1995 at an interest rate of 6.90%. Additionally, as a member of the Federal Home Loan Bank system, the Bank has the ability to obtain up to approximately $43,679,000 of advances from the FHLB. As a result of this membership, the Bank had variable rate borrowings totaling $9,930,000 and $4,260,000 at September 30, 1996 and 1995, respectively. The interest rates on the borrowings adjust monthly. At September 30, 1996, the interest rates ranged from 5.44% to 5.95%. At September 30, 1995, the interest rate was 5.87%. The Bank also had fixed rate borrowings totaling $4,359,203 at September 30, 1996. The interest rates on these borrowings ranged from 5.80% to 6.40%. The Bank had no fixed rate borrowings as of September 30, 1995. Average balances of borrowings outstanding during 1996 and 1995 were $10,751,000 and $118,000, respectively. Advances under the borrowing agreements are collateralized by a blanket pledge of the Bank's residential mortgage loan portfolio and FHLB stock.

At September 30, 1996, required annual principal payments are as follows:

  Year ending September 30:
           1997                                            $     4,494,764
           1998                                                  3,943,435
           1999                                                  1,312,967
           2000                                                  4,553,349
           2001                                                  1,294,595
           Thereafter                                            1,890,093
                                                           ---------------

                                                           $    17,489,203



--------------------------------------------------------------------------------
                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1996, 1995 and 1994

--------------------------------------------------------------------------------


NOTE 11 - SAVINGS ASSOCIATION INSURANCE FUND RECAPITALIZATION

Included in other liabilities and federal deposit insurance premium expense is approximately $728,000 for a special assessment resulting from legislation passed and enacted into law on September 30, 1996 to recapitalize the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC"). Thrifts such as the Bank will pay a one-time assessment estimated at $.0657 for each $100 in deposits as of March 31, 1995. As a result of the recapitalization, the Bank will begin paying lower deposit insurance premiums on January 1, 1997.


NOTE 12 - COMMITMENTS AND CONTINGENCIES AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Corporation and the Bank are defendants in legal actions arising from normal business activities. Management believes that the ultimate liability, if any, resulting from these actions will not materially affect the Corporation's or the Bank's financial position.

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

As of September 30, 1996 and 1995, the Corporation had commitments to make fixed rate 1-4 family residential real estate loans at current market rates approximating $2,417,000 and $1,054,000, respectively. Loan commitments are generally for thirty days. The interest rate on commitments ranged from 6.50% to 10.00% at September 30, 1996 and 7.00% to 10.00% at September 30, 1995. The
Corporation had no commitments to make variable rate 1-4 family residential real estate loans at September 30, 1996 or September 30, 1995. As of September 30, 1996 and 1995, the Corporation had approximately $2,552,000 and $1,195,000, respectively, in unused variable rate home equity lines of credit.

Since commitments to make loans and lines of credit may expire without being used, the amounts do not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management's credit evaluation of the borrower and generally consists of residential or commercial real estate. Lines of credit are primarily home equity lines collateralized by second mortgages on 1-4 family residential real estate.



--------------------------------------------------------------------------------
                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1996, 1995 and 1994

--------------------------------------------------------------------------------


NOTE 12 - COMMITMENTS AND CONTINGENCIES AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (Continued)

The Bank entered into employment agreements with certain officers of the Corporation and Bank. The agreements provide for a term of three years and a salary and performance review by the Board of Directors not less often than annually, as well as inclusion of the employee in any formally established employee benefit, bonus, pension and profit-sharing plans for which management personnel are eligible. The employment agreements also provide for vacation and sick leave.


NOTE 13 - REGULATORY MATTERS AND CAPITAL REQUIREMENTS

MILTON FEDERAL SAVINGS BANK: The Bank is subject to regulation and examination by the OTS and the FDIC, which also insures customer deposit accounts up to applicable limits. Savings institutions insured by the FDIC are required to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization or merger plan. These regulations require institutions to have minimum regulatory tangible capital equal to 1.5 percent of total assets, a 3.0 percent core capital ratio, and an 8.0 percent risk-based capital ratio.

The Bank, at September 30, 1996, exceeds the regulatory tangible, core and risk-based capital requirements as defined. The following table reconciles the Bank's capital amounts and the ratios under generally accepted accounting principles to those required by regulation:

                                    Tangible Capital              Core Capital             Risk-based Capital
                                    ----------------              ------------             ------------------
(In thousands)                    Dollar        Percent      Dollar          Percent      Dollar         Percent
                                  ------        -------      ------          -------      ------         -------
GAAP capital, before
  adjustments                  $   20,129                  $   20,129                  $   20,129
Adjustments to capital
     Unrealized loss on
       securities available
       for sale                       128                         128                         128
     Nonqualifying assets             (31)                        (31)                        (31)
     General loan and
       valuation allowances-
       limited                                                                                336
                               ----------      -------     ----------      --------    ----------       -------
Regulatory capital -
  computed                         20,226        11.56         20,226         11.56        20,562         24.25
Minimum capital
  requirement                       2,624         1.50          5,248          3.00         6,784          8.00
                               ----------      -------     ----------      --------    ----------       -------

Regulatory capital- excess     $   17,602        10.06%    $   14,978          8.56%   $   13,778         16.25%
                               ==========      =======     ==========      ========    ==========       =======

Regulatory asset base          $  174,918                  $  174,918                  $   84,796
                               ==========                  ==========                  ==========


--------------------------------------------------------------------------------
                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1996, 1995 and 1994

--------------------------------------------------------------------------------


NOTE 13 - REGULATORY MATTERS AND CAPITAL REQUIREMENTS (Continued)

MILTON FEDERAL FINANCIAL CORPORATION: On October 21, 1996, the Corporation declared a special dividend of $2.50 per share to all shareholders of record on November 4, 1996. The dividend is payable on November 15, 1996. Additionally, in October, 1996, the Board of Directors of the Corporation authorized the purchase of up to 5% of the Corporation's outstanding common shares over a six-month period. The shares will be purchased in the over-the-counter market. The number of shares to be purchased and the price to be paid will depend upon the availability of shares, the prevailing market prices and any other considerations which may, in the opinion of the Corporation's Board of Directors or management, affect the advisability of purchasing shares.


NOTE 14 - EMPLOYEE PENSION AND PROFIT INCENTIVE PLANS

The Corporation is part of a qualified noncontributory multiple-employer defined benefit pension plan covering substantially all of its employees. The plan is administered by the trustees of the Financial Institutions Retirement Fund ("Retirement Fund").

The cost of the plan is set annually as an established percentage of wages. During 1996, the Corporation reduced the defined benefit annual payment from 2% to 1% of the average salary for the participant's highest five years of service multiplied by the participant's years of service. As a result of the benefit reduction, the contribution accrued of $38,211 at September 30, 1995 was reversed, as no contributions were required for the years ended September 30, 1996 and 1995. The Corporation recognized pension expense of $(38,211), $131,373 and $36,645 for contributions made to the retirement fund during the years ended September 30, 1996, 1995 and 1994, respectively. The Corporation also expensed $7,889, $5,204 and $5,452 for the cost of administering the fund in 1996, 1995 and 1994, respectively.

The Corporation offers a 401(k) profit sharing plan covering substantially all employees. The annual expense of the plan is based on a partial matching of voluntary employee contributions of up to 4% of individual compensation. The matching percentage was 25% for 1996, 1995 and 1994. Employee contributions are vested at all times and the Corporation's matching contributions become fully vested after an individual has completed three years of service. The cash contribution and related expense included in salaries and employee benefits was approximately $7,500, $7,200 and $9,000 for 1996, 1995 and 1994, respectively.




--------------------------------------------------------------------------------
                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1996, 1995 and 1994

--------------------------------------------------------------------------------


NOTE 15 - STOCK OPTION PLAN

On March 20, 1995, the Stock Option Committee of the Board of Directors granted options to purchase 238,545 shares of common stock at an exercise price of $13.69 to certain officers and directors of the Bank and Corporation. One-fifth of the options awarded become first exercisable on each of the first five anniversaries of the date of grant. The option period expires 10 years from the date of grant. At September 30, 1996, options to purchase 47,709 shares were exercisable. There were no options exercisable at September 30, 1995. No options were exercised during the year ended September 30, 1996 and 1995. In addition, 19,342 shares of authorized but unissued common stock are reserved for which no options have been granted.

In October 1995 the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, entities to use a "fair value based method" to account for stock-based compensation plans. If the fair value accounting encouraged by SFAS No. 123 is not adopted, entities must disclose the pro forma effect on net income and on earnings per share had the fair value accounting been adopted. Fair value of a stock option is to be estimated using an option pricing model which considers the current price of the stock, expected price volatility, expected dividends on the stock and the risk-free interest rate. Once estimated, the fair value of an option is not later changed. The accounting and disclosure requirements of this statement are effective for transactions entered into in fiscal years beginning after December 15, 1995. Pro forma disclosures required for entities that elect to continue to measure compensation cost using existing accounting methods must include the effects of all awards granted in the first fiscal year beginning after December 15, 1994. Currently, the Corporation does not have any options subject to the new accounting or disclosure requirements.


NOTE 16 - EMPLOYEE STOCK OWNERSHIP PLAN

The Corporation offers an employee stock ownership plan ("ESOP") for the benefit of substantially all employees of the Corporation and the Bank. During 1996, the ESOP received a favorable determination letter from the Internal Revenue Service on the qualified status of the ESOP under applicable provisions of the Internal Revenue Code.

The ESOP borrowed funds from the Corporation with which to acquire common shares of the Corporation. The loan is secured by the shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on ESOP assets. All dividends on unallocated shares received by the ESOP are used to pay debt service. The shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. As payments are made and the shares are released from the suspense account, such shares will be validly issued, fully paid and nonassessable.


--------------------------------------------------------------------------------
                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1996, 1995 and 1994

--------------------------------------------------------------------------------


NOTE 16 - EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

The Corporation accounts for its ESOP in accordance with Statement of Position
(SOP) 93-6. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares and the shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $276,651 and $242,512 for the years ended September 30, 1996 and 1995, respectively. The ESOP shares as of September 30, 1996 and 1995 were as follows:

                                                                           September 30,          September 30,
                                                                               1996                   1995
                                                                               ----                   ----
      Allocated shares                                                           9,536
      Shares released for allocation                                            28,712                  19,124
      Unreleased shares                                                        152,992                 172,116
                                                                         -------------           -------------
         Total ESOP shares                                                     191,240                 191,240
                                                                         -------------           -------------

      Fair value of unreleased shares                                    $   2,065,392           $   2,710,827
                                                                         =============           =============


NOTE 17 - RECOGNITION AND RETENTION PLAN

A recognition and retention plan ("RRP") was approved by the shareholders of the Corporation on January 25, 1995, approved by the OTS on June 16, 1995 and adopted by the Board of Directors on June 26, 1995. The RRP will be used as a means of providing directors and certain key employees of the Bank with an ownership interest in the Corporation in a manner designed to compensate such directors and key employees for services to the Bank. The Bank contributed sufficient funds to enable the RRP to purchase a number of common shares in the open market which is equal to 4% of the common shares sold in connection with the conversion.

On October 16, 1995, the Recognition and Retention Plan Committee of the Board of Directors awarded 74,784 shares to certain directors and officers of the Bank and the Corporation. No shares had been previously awarded. One-fifth of such shares will be earned and nonforfeitable on each of the first five anniversaries of the date of the awards. In the event of the death or disability of a participant, however, the participant's shares will be deemed to be earned and nonforfeitable upon such date. There were 28,371 and 103,155 shares at September 30, 1996 and September 30, 1995, respectfully, reserved for future awards. Compensation expense, which is based upon the cost of the shares, was $215,382 for the year ended September 30, 1996. No compensation expense was recognized during the year ended September 30, 1995.


--------------------------------------------------------------------------------
                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1996, 1995 and 1994

--------------------------------------------------------------------------------


NOTE 18 - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table shows carrying values and the related estimated fair values of financial instruments at September 30, 1996. Items which are not financial instruments are not included.

                                                                             -------------1996------------
                                                                                                Estimated
                                                                                Carrying          Fair
             (In thousands)                                                       Value           Value
                                                                                  -----           -----
     FINANCIAL ASSETS
         Cash and cash equivalents                                           $      1,301     $      1,301
         Investment and mortgage-backed
           and related securities available for sale                               42,531           42,531
         Investment and mortgage-backed and
           related securities held to maturity                                     14,502           14,291
         FHLB stock                                                                 1,182            1,182
         Loans, receivable net                                                    116,749          116,464
         Cash surrender value of life insurance                                     1,455            1,455
         Accrued interest receivable                                                1,057            1,057

     FINANCIAL LIABILITIES
         Deposits                                                            $   (128,554)    $   (128,999)
         Borrowed funds                                                           (17,489)         (17,496)
         Advance payments by borrowers
           for taxes and insurance                                                   (183)            (183)
         Accrued interest payable                                                    (105)            (105)

For purposes of the above disclosures of estimated fair value, the following assumptions were used as of September 30, 1996. The estimated fair value of cash and cash equivalents is considered to approximate cost. The estimated fair value for investment and mortgage-backed securities is based on quoted market values for the individual securities or for equivalent securities. Carrying value is considered to approximate fair value for Federal Home Loan Bank stock, for cash surrender value of life insurance, for loans that contractually reprice at intervals of less than six months, for short-term fixed and variable-rate borrowings, for advance payments made by borrowers for taxes and insurance and for accrued interest. The fair values of fixed-rate loans, loans that reprice less frequently than each six months, time deposits and long-term debt are approximated by a discount rate value technique utilizing estimated market interest rates as of September 30, 1996. The fair values of unrecorded commitments at September 30, 1996 are not material.



--------------------------------------------------------------------------------
                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1996, 1995 and 1994

--------------------------------------------------------------------------------


NOTE 18 - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

While these estimates of fair values are based on management's judgment of appropriate factors, no assurance can be given that, were the Corporation to have disposed of such items at September 30, 1996, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at September 30, 1996 should not necessarily be considered to apply at subsequent dates.

In addition, other assets and liabilities of the Corporation that are not defined as financial instruments are not included in the above disclosures, such as property and equipment. Also, nonfinancial instruments typically not recognized in financial statements nevertheless may have value, but are not included in the above disclosures. These include, among other items, the value of a trained work force, customer goodwill, profit potential and similar items.


NOTE 19 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Milton Federal Financial Corporation as of and for the years ended September 30, 1996 and 1995 is as follows:

CONDENSED BALANCE SHEET

                                                                            1996                1995
                                                                            ----                ----
         ASSETS
         Cash and cash equivalents                                     $     5,408,266    $      1,436,843
         Investment and mortgage-backed and related
           securities available for sale                                     5,793,312           7,853,746
         Mortgage- backed and related securities
           held to maturity (Estimated fair value of
           $2,053,613 for 1995)                                                                  1,957,115
         Investment in subsidiary                                           20,128,716          23,942,337
         Loan receivable from ESOP                                           1,856,790           2,063,100
         Accrued interest receivable and other assets                          340,113             292,700
                                                                       ---------------    ----------------
              Total assets                                             $    33,527,197    $     37,545,841
                                                                       ===============    ================

         LIABILITIES
         Other liabilities                                             $        47,794    $         43,384

         SHAREHOLDERS' EQUITY                                               33,479,403          37,502,457
                                                                       ---------------    ----------------
              Total liabilities and shareholders' equity               $    35,527,197    $     37,545,841
                                                                       ===============    ================


--------------------------------------------------------------------------------
                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1996, 1995 and 1994

--------------------------------------------------------------------------------


NOTE 19 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
(Continued)

CONDENSED STATEMENT OF INCOME

                                                                              1996              1995
                                                                              ----              ----
         INTEREST AND DIVIDEND INCOME
              Dividends from subsidiary                                $     5,000,000    $      1,000,000
              Investment and mortgage-backed
                and related securities                                         470,893             634,833
              Loan to subsidiary                                               177,581             199,290
              Other                                                             40,811              28,067
                                                                       ---------------    ----------------
                  Total interest and dividend income                         5,689,285           1,862,190

         Gain on sale of mortgage-backed
           and related securities                                              131,459

         Operating expenses                                                     88,428              35,809
                                                                       ---------------    ----------------

         Income before taxes and equity in
           undistributed earnings of subsidiary                              5,732,316           1,826,381

         Provision for income taxes                                            247,321             277,652
                                                                       ---------------    ----------------

         Income before equity in undistributed
           earnings of subsidiary                                            5,484,995           1,548,729

         (Distributions in excess of earnings) equity in
           undistributed earnings of subsidiary                             (4,341,017)            300,652
                                                                       ---------------    ----------------

         NET INCOME                                                    $     1,143,978    $      1,849,381
                                                                       ===============    ================



--------------------------------------------------------------------------------
                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1996, 1995 and 1994

--------------------------------------------------------------------------------


NOTE 19 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
(Continued)

CONDENSED STATEMENT OF CASH FLOWS

                                                                            1996                1995
                                                                            ----                ----
         CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                                    $     1,143,978    $      1,849,381
         Adjustments to reconcile net income
           to cash provided by operations:
              (Distributions in excess of earnings) equity
                in undistributed income of subsidiary                        4,341,017            (300,652)
              Gain on sale of mortgage-backed
                and related securities                                        (131,459)
              Amortization of premiums,
                 accretion of discount (net)                                     1,626              (4,709)
              Change in
                  Other assets                                                 (47,413)           (292,700)
                  Other liabilities                                             25,336               2,516
                                                                       ---------------    ----------------

              Net cash from operating activities                             5,333,085           1,253,836
                                                                       ---------------    ----------------

         CASH FLOWS FROM INVESTING ACTIVITIES
         Purchases of investment and
           mortgage-backed securities available for sale                                  $     (7,930,739)
         Purchases of mortgage-backed securities
           held to maturity                                                                     (2,941,875)
         Proceeds from principal payments on
           mortgage-backed securities available for sale               $     1,228,387             233,034
         Proceeds from principal payments
           on mortgage-backed securities held to maturity                      114,531             953,626
         Proceeds from sales of mortgage-backed and
           related securities                                                2,742,918
         Purchase of stock in Milton Federal Savings Bank                                      (12,422,047)
         Loan to ESOP                                                                           (2,063,100)
         Proceeds from principal payments
           on loan to ESOP                                                     206,310
                                                                       ---------------    ----------------
              Net cash from investing activities                             4,292,146         (24,171,101)
                                                                       ---------------    ----------------



--------------------------------------------------------------------------------
                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1996, 1995 and 1994

--------------------------------------------------------------------------------


NOTE 19 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
(Continued)

         CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from issuance of common stock,
           net of conversion costs                                                              24,844,095
         Purchase of treasury stock                                         (1,997,640)
         Cash dividends paid                                                (3,396,332)           (456,110)
         Dividends on unallocated ESOP shares                                 (259,836)            (33,877)
                                                                       ---------------    ----------------
              Net cash from financing activities                            (5,653,808)         24,354,108
                                                                       ---------------    ----------------

         NET CHANGE IN CASH                                                  3,971,423           1,436,843

         Cash at beginning of year                                           1,436,843                   0
                                                                       ---------------    ----------------

         CASH AT END OF YEAR                                           $     5,408,266    $      1,436,843
                                                                       ===============    ================




--------------------------------------------------------------------------------
                                   (Continued)

QUARTERLY FINANCIAL DATA

The following table is a summary of selected quarterly results of operations for the years ended September 30, 1996 and 1995.

                                                                          Three months ended
                                                                          ------------------
September 30, 1996                                  December 31,      March 31,         June 30,       September 30,
                                                    ------------      ---------         --------       -------------
                                                                 (In thousands except per share data)
Interest and dividend income                       $     3,075       $     3,057      $     3,205       $     3,328
Interest expense                                         1,595             1,634            1,758             1,832
                                                   -----------       -----------      -----------       -----------
Net interest income                                      1,480             1,423            1,447             1,496
Provision for loan losses                                   15                23               32                84
                                                   -----------       -----------      -----------       -----------
Net interest income after
  provision for loan losses                              1,465             1,400            1,415             1,412
Noninterest income                                         151               152               84                70
Noninterest expense (1)                                    906               920              915             1,669
                                                   -----------       -----------      -----------       -----------
Income before income tax                                   710               632              584              (187)
Income tax expense                                         245               216              199               (65)
                                                   -----------       -----------      -----------       -----------
Net income                                         $       465       $       416      $       385       $      (122)
                                                   ===========       ===========      ===========       ===========
Earnings per share                                 $       .20       $      .18       $       .17       $     (.06)
                                                   ===========       ==========       ===========       ==========

(1) Included in noninterest expense for the three months ended September 30, 1996 is $728,000 related to the SAIF special assessment.


                                                                          Three months ended
                                                                          ------------------
September 30, 1995                                  December 31,      March 31,         June 30,       September 30,
                                                    ------------      ---------         --------       -------------
                                                                 (In thousands except per share data)
Interest and dividend income                       $     2,651       $     2,710      $     2,850       $     2,928
Interest expense                                         1,181             1,221            1,374             1,460
                                                   -----------       -----------      -----------       -----------
Net interest income                                      1,470             1,489            1,476             1,468
Provision for loan losses                                   10                16               37                 1
                                                   -----------       -----------      -----------       -----------
Net interest income after
  provision for loan losses                              1,460             1,473            1,439             1,467
Noninterest income                                          77                62               57                61
Noninterest expense                                        819               845              811               825
                                                   -----------       -----------      -----------       -----------
Income before income tax                                   718               690              685               703
Income tax expense                                         250               237              220               240
                                                   -----------       -----------      -----------       -----------
Net income                                         $       468       $       453      $       465       $       463
                                                   ===========       ===========      ===========       ===========
Earnings per share                                 $       .19       $      .19       $       .19       $      .20
                                                   ===========       ==========       ===========       ==========


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
  ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained in the definitive Proxy Statement for the 1997 Annual Meeting of Shareholders of Milton Federal Financial Corporation (the "Proxy Statement") under the captions "Board of Directors," "Executive Officers," "Voting Securities and Ownership of Certain Beneficial Owners and Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

The information contained in the Proxy Statement under the caption "Compensation of Executive Officers and Directors" is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained in the Proxy Statement under the caption "Voting Securities and Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the Proxy Statement under the caption "Certain Transactions with MFFC" is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

2     FINANCIAL STATEMENT SCHEDULES. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3     EXHIBITS.

3.1      Articles of Incorporation

3.2      Code of Regulations

10.1     Employment Agreement with Mr. Aidt

10.2     Employment Agreement with Mr. Eyer

10.3 Milton Federal Savings Bank Recognition and Retention Plan and Trust Agreement

10.4     Milton Federal Financial Corporation 1995 Stock Option and Incentive
         Plan

21       Subsidiaries of Milton Federal Financial Corporation

27       Financial Data Schedule

99.1     Proxy Statement

99.2     Safe Harbor Under the Private Securities Litigation Reform Act of 1995

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           MILTON FEDERAL FINANCIAL CORPORATION

                           By /s/ Glenn E. Aidt
                              ---------------------------------
                                 Glenn E. Aidt
                                 President
                                 (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By  /s/ Glenn E. Aidt                                By  /s/ Thomas P. Eyer
  -------------------------------------------------      ------------------------------------------
          Glenn E. Aidt                                      Thomas P. Eyer
          President and Director                             Treasurer
                                                             (Principal Financial Officer)


Date  December 16, 1996                              Date  December 16, 1996
      ---------------------------------------------        ----------------------------------------



By  /s/ E. Lynn App                                  By  /s/ Kenneth J. Faze, M.D.
  -------------------------------------------------      ------------------------------------------
        E. Lynn App                                          Kenneth J. Faze, M.D.
        Director                                             Director


Date  December 16, 1996                              Date  December 16, 1996
      ---------------------------------------------        ----------------------------------------



By  /s/ David R. Hayes, D.V.M.                       By  /s/ Robert E. Hine
  -------------------------------------------------      ------------------------------------------
        David R. Hayes, D.V.M.                               Robert E. Hine
        Director                                             Director/Vice Chairman


Date  December 16, 1996                              Date  December 16, 1996
      ---------------------------------------------        ----------------------------------------



By  /s/ Christopher S. Long                          By  /s/ Cletus G. Minnich, Jr.
  -------------------------------------------------      ------------------------------------------
        Christopher S. Long                                  Cletus G. Minnich, Jr.
        Director                                             Director/Chairman


Date  December 16, 1996                              Date  December 16, 1996
      ---------------------------------------------        ----------------------------------------

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER          DESCRIPTION                                                  PAGE NUMBER
------          -----------                                                  -----------

     3.1        Articles of Incorporation of Milton Federal Financial        Incorporated by reference to Annual Report
                Corporation                                                  on Form 10-KSB for the Fiscal Year Ended
                                                                             September 30, 1994 (the "1994 10-KSB"),
                                                                             Exhibit 3.1.

     3.2        Code of Regulations of Milton Federal Financial Corporation  Incorporated by reference to the 1994
                                                                             10-KSB, Exhibit 3.2.

     10.1       Employment Agreement with Mr. Aidt                           95

     10.2       Employment Agreement with Mr. Eyer                           105


     10.3       Milton Federal Savings Bank  Recognition and Retention Plan  Incorporated by reference to annual report
                and Trust Agreement                                          on Form 10-KSB for the fiscal year ended
                                                                             September 30, 1995 (the "1995 10-KSB"),
                                                                             Exhibit 10.3.

     10.4       Milton Federal Financial Corporation 1995 Stock Option and   Incorporated by reference to the 1995
                Incentive Plan                                               10-KSB, Exhibit 10.4.

     21         Subsidiaries of Milton Federal Financial Corporation         Incorporated by reference to the 1995
                                                                             10-KSB, Exhibit 21.

     27         Financial Data Schedule                                      114

     99.1       Proxy Statement                                              116

     99.2       Safe Harbor Under the Private Securities Litigation Reform   130
                Act of 1995