Form 10-Q
period 1996-12-31
MILTON FEDERAL FINANCIAL CORP
filed 1997-02-04
CIK 925722

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

    /X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended December 31, 1996

   / /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to             .
                              -----------  -------------

Commission File Number 0-24834
                      ---------


                      MILTON FEDERAL FINANCIAL CORPORATION
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

Ohio                                                       31-1412064
----                                                       ----------

(State or other jurisdiction of                           (IRS Employer
  incorporation or organization)                          Identification No.)

                     25 Lowry Drive, West Milton, Ohio 45383
                     ---------------------------------------
               (Address of principal executive offices) (zip code)

                                 (513) 698-4168
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  /X/   No  / /

As of January 31, 1997, the latest practicable date, 2,361,832 shares of the registrant's common shares, no par value, were issued and outstanding.

                      MILTON FEDERAL FINANCIAL CORPORATION

                                      INDEX

                                                                                                           Page
                                                                                                           ----

PART I - FINANCIAL INFORMATION  (UNAUDITED)
      Consolidated Balance Sheets ....................................................................      3

      Consolidated Statements of Income ..............................................................      4

      Consolidated Statements of Changes in Shareholders' Equity......................................      5

      Consolidated Statements of Cash Flows ..........................................................      7

      Notes to Consolidated Financial Statements .....................................................      9


      Management's Discussion and Analysis of
        Financial Condition and Results of Operations.................................................     20



PART II - OTHER INFORMATION...........................................................................     28

SIGNATURES ...........................................................................................     29

                      MILTON FEDERAL FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                              December 31,         September 30,
                                                                                  1996                 1996
                                                                                  ----                 ----
ASSETS
     Cash and amounts due from depository institutions                       $     922,237         $     491,866
     Interest-bearing deposits in other financial institutions                   3,299,354               809,143
                                                                             -------------         -------------
         Total cash and cash equivalents                                         4,221,591             1,301,009
     Investment securities available for sale (Note 2)                           6,012,630             8,521,559
     Investment securities held to maturity  (Estimated
       fair value of $490,545 at December 31, 1996 and
       $484,375 at September 30, 1996) (Note 2)                                    500,000               500,000
     Mortgage-backed and related securities available for sale
        (Note 2)                                                                35,597,130            34,009,393
     Mortgage-backed and related securities held to maturity
       (Estimated market value of $13,238,364 at December 31, 1996
       and $13,807,113 at September 30, 1996) (Note 2)                          13,378,099            14,002,137
     Federal Home Loan Bank stock                                                1,202,200             1,181,500
     Loans receivable - net (Note 3)                                           110,227,516           116,748,891
     Premises and equipment - net                                                1,640,383             1,541,676
     Real estate owned - net                                                                              32,654
     Cash surrender value of life insurance                                      1,472,332             1,455,493
     Accrued interest receivable                                                   902,113             1,057,428
     Other assets                                                                  552,230               479,077
                                                                             -------------         -------------
              Total assets                                                   $ 175,706,224         $ 180,830,817
                                                                             =============         =============
LIABILITIES
     Deposits                                                                $ 131,909,574         $ 128,554,107
     Borrowed funds (Note 4)                                                    15,733,624            17,489,203
     Advance payments by borrowers for taxes and insurance                         398,370               182,810
     Accrued interest payable                                                       81,450               104,818
     Other liabilities                                                             490,833             1,020,476
                                                                             -------------         -------------
         Total liabilities                                                     148,613,851           147,351,414

Commitments and contingencies (Note 5)

SHAREHOLDERS' EQUITY
     Preferred stock, no par value, 1,000,000 shares
       authorized, none outstanding
     Common stock, no par value, 9,000,000 shares
       authorized, 2,578,875 shares issued
     Additional paid-in capital                                                 24,968,159            24,951,691
     Retained earnings                                                           7,971,900            13,535,280
     Treasury stock, at cost, 197,443 shares at December 31, 1996 and
       128,943 shares at September 30, 1996                                     (2,955,452)           (1,997,640)
     Unearned employee stock ownership plan shares (Note 7)                     (1,598,903)           (1,650,479)
     Unearned recognition and retention plan shares (Note 8)                    (1,216,111)           (1,269,957)
     Unrealized loss on securities available for sale, net of tax                  (77,220)              (89,492)
                                                                             -------------         -------------
         Total shareholders' equity                                             27,092,373            33,479,403
                                                                             -------------         -------------
              Total liabilities and shareholders' equity                     $ 175,706,224         $ 180,830,817
                                                                             =============         =============


          See accompanying notes to consolidated financial statements.


                      MILTON FEDERAL FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                             Three months ended
                                                                December 31,
                                                                ------------
                                                           1996              1995
                                                        ----------        ----------
INTEREST AND DIVIDEND INCOME
     Interest and fees on loans                         $2,368,933        $2,138,849
     Interest on mortgage-backed
       and related securities                              771,101           709,203
     Interest on investments                               116,559           152,472
     Other interest and dividend
       income                                               44,532            74,731
                                                        ----------        ----------
                                                         3,301,125         3,075,255
INTEREST EXPENSE
     Interest on deposits                                1,618,056         1,524,961
     Interest on borrowed funds                            264,952            69,698
                                                        ----------        ----------
                                                         1,883,008         1,594,659
                                                        ----------        ----------
NET INTEREST INCOME                                      1,418,117         1,480,596
Provision for loan losses (Note 3)                          20,000            15,100
                                                        ----------        ----------
Net interest income after
  provision for loan losses                              1,398,117         1,465,496

NONINTEREST INCOME
     Service charges and other fees                         35,070            33,561
     Net realized gain on sale of investment and
       mortgage-backed and related securities               32,691            92,407
     Gain on sale of loans                                 118,281
     Other income                                           24,947            24,611
                                                        ----------        ----------
                                                           210,989           150,579
NONINTEREST EXPENSE
     Salaries and employee benefits                        540,424           493,311
     Occupancy expense                                      66,786            77,287
     Data processing services                               37,834            36,473
     Federal deposit insurance premiums                     72,996            65,726
     State franchise taxes                                 105,961            55,006
     Advertising                                            17,462            15,061
     Other expenses                                        168,705           162,904
                                                        ----------        ----------
                                                         1,010,168           905,768
                                                        ----------        ----------
Income before income tax                                   598,938           710,307

Income tax expense                                         204,000           245,000
                                                        ----------        ----------
NET INCOME                                              $  394,938        $  465,307
                                                        ==========        ==========
Earnings per common share                               $     0.18        $     0.20
                                                        ==========        ==========


          See accompanying notes to consolidated financial statements.


                      MILTON FEDERAL FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Three months ended December 31, 1996 and 1995
                                   (Unaudited)



                                          Additional                                         Unearned        Unearned
                                            Paid-In          Retained        Treasury          ESOP             RRP
                                            Capital          Earnings          Stock          Shares           Shares
                                            -------          --------          -----          ------           ------

Balance at October 1, 1995            $    24,880,297   $     15,787,634                 $   (1,855,736)  $    (1,485,339)

Net income for the period                                        465,307

Cash dividends -
  $1.08 per share                                             (2,588,944)

Commitment to release 4,782
  employee stock ownership
  plan shares (Note 7)                         22,944                                            51,576

3,739 shares earned under
  recognition and retention plan
  (Note 8)                                                                                                         53,846

Change in unrealized gain on
  securities available for sale
                                      ---------------   ---------------- -------------   --------------   ---------------

Balance at December 31, 1995          $    24,903,241   $     13,663,997 $    --         $   (1,804,160)  $    (1,431,493)
                                      ===============   ================ =============   ==============   ===============

                                    Unrealized
                                     Gain on
                                    Securities
                                    Available
                                     for Sale            Total
                                     --------            -----

Balance at October 1, 1995        $    175,601   $     37,502,457

Net income for the period                                 465,307

Cash dividends -
  $1.08 per share                                      (2,588,944)

Commitment to release 4,782
  employee stock ownership
  plan shares (Note 7)                                     74,520

3,739 shares earned under
  recognition and retention plan
  (Note 8)                                                 53,846

Change in unrealized gain on
  securities available for sale         62,227             62,227
                                  ------------   ----------------

Balance at December 31, 1995      $    237,828   $     35,569,413
                                  ============   ================


                                  (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CONTINUED)
                  Three months ended December 31, 1996 and 1995
                                   (Unaudited)




                                          Additional                                             Unearned         Unearned
                                            Paid-In          Retained          Treasury            ESOP              RRP
                                            Capital          Earnings            Stock            Shares           Shares
                                            -------          --------            -----            ------           ------

Balance at October 1, 1996            $    24,951,691   $     13,535,280   $   (1,997,640)   $   (1,650,479)  $    (1,269,957)

Net income for the period                                        394,938

Cash dividends -
  $2.64 per share                                             (5,958,318)

Commitment to release 4,782
  employee stock ownership
  plan shares (Note 7)                         16,468                                                51,576

3,739 shares earned under
  recognition and retention
  plan (Note 8)                                                                                                        53,846

Purchase of treasury stock,
  68,500 shares at cost                                                          (957,812)

Change in unrealized
  loss on securities
  available for sale
                                      ---------------   ----------------   --------------    --------------   ---------------

Balance at December 31, 1996          $    24,968,159   $      7,971,900   $   (2,955,452)   $   (1,598,903)  $    (1,216,111)
                                      ===============   ================   ==============    ==============   ===============


                                      Unrealized
                                        Loss on
                                      Securities
                                       Available
                                       for Sale            Total
                                       --------            -----

Balance at October 1, 1996            $    (89,492)  $     33,479,403

Net income for the period                                     394,938

Cash dividends -
  $2.64 per share                                          (5,958,318)

Commitment to release 4,782
  employee stock ownership
  plan shares (Note 7)                                         68,044

3,739 shares earned under
  recognition and retention
  plan (Note 8)                                                53,846

Purchase of treasury stock,
  68,500 shares at cost                                      (957,812)

Change in unrealized
  loss on securities
  available for sale                        12,272             12,272
                                      ------------   ----------------

Balance at December 31, 1996          $    (77,220)  $     27,092,373
                                      ============   ================


          See accompanying notes to consolidated financial statements.


                      MILTON FEDERAL FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                 December 31,
                                                                                 ------------
                                                                          1996                  1995
                                                                       ------------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                        $    394,938         $   465,307
     Adjustments to reconcile net income to net cash from
       operating activities
         Amortization of deferred loan origination fees                     (26,023)            (38,071)
         Amortization of premiums, accretion of discounts, net               10,117               9,058
         Provision for loan losses                                           20,000              15,100
         Depreciation                                                        34,914              39,331
         Increase in cash value of life insurance                           (16,839)            (16,208)
         Net gain on sale of investment and
           mortgage-backed and related securities                           (32,691)            (92,407)
         Proceeds from sale of loans                                     10,377,554
         Net gain on sale of loans                                         (118,281)
         Deferred gain on sale of real estate owned                         (42,056)
         Federal Home Loan Bank stock dividend                              (20,700)            (19,300)
         Compensation expense on ESOP shares                                 68,044              74,520
         Compensation expense on RRP shares                                  53,846              53,846
         Deferred tax (benefit)/expense                                       8,000              (8,128)
         Change in accrued interest receivable and other assets              82,162             (20,176)
         Change in income taxes payable                                     196,000             173,128
         Change in  accrued expenses and other liabilities                 (763,334)            (48,194)
                                                                       ------------         -----------
              Net cash from operating activities                         10,225,651             587,806

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment securities available for sale
         Purchases                                                       (3,500,000)
         Proceeds from maturities                                         4,000,000           2,000,000
         Proceeds from sales                                              2,000,000
     Investment securities held to maturity
         Purchases                                                                             (500,000)
     Mortgage-backed securities available for sale
         Purchases                                                       (3,966,775)         (2,250,625)
         Proceeds from principal payments                                   205,609             513,786
         Proceeds from sales                                              2,236,119           2,843,199
     Mortgage-backed securities held to maturity
         Purchases
         Proceeds from principal payments                                   611,446             953,976


                                  (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                                               Three Months Ended
                                                                                  December 31,
                                                                                  ------------
                                                                             1996               1995
                                                                             ----               ----
                                                                         -----------         -----------
     Increase in loans, net                                               (3,731,875)         (1,720,784)
     Premises and equipment expenditures                                    (133,621)
     Proceeds from sale of real estate owned                                  74,710
                                                                         -----------         -----------
         Net cash from investing activities                               (2,204,387)          1,839,552

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposit accounts                                        3,355,467           5,004,981
     Net increase in advance payments by borrowers for
       taxes and insurance                                                   215,560             102,028
     Net change in short-term borrowings                                  (2,200,000)           (500,000)
     Long-term advances from Federal Home Loan Bank                          500,000
     Principal payments on Federal Home Loan Bank advances                   (55,579)
     Cash dividends paid                                                  (5,958,318)         (2,588,944)
     Purchase of treasury stock                                             (957,812)
                                                                         -----------         -----------
         Net cash from financing activities                               (5,100,682)          2,018,065
                                                                         -----------         -----------
Net change in cash and cash equivalents                                    2,920,582           4,445,423

Cash and cash equivalents at beginning of period                           1,301,009           1,700,740
                                                                         -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 4,221,591         $ 6,146,163
                                                                         ===========         ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period for
         Interest                                                        $ 1,906,376         $ 1,604,628
         Income taxes                                                             --              80,000

     Noncash activities
         Transfers of mortgage-backed and related securities
           from held to maturity to available for sale as allowed
           by the SFAS No. 115 implementation guide                                            9,090,701


          See accompanying notes to consolidated financial statements.


                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Milton Federal Financial Corporation (the "Corporation") at December 31, 1996, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements have been prepared in accordance with the instructions of Form 10-Q and therefore do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the financial statements and notes thereto of the Corporation for the fiscal year ended September 30, 1996 included in its 1996 annual report. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's 1996 annual report. The Corporation has consistently followed these policies in preparing this form 10-Q.

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

The Corporation is a thrift holding company engaged in the business of commercial and retail banking services with operations conducted through its main office in West Milton, Ohio, and from its full-service branch office located in Englewood, Ohio. Miami, Montgomery and Darke Counties provide the source for substantially all of the Corporation's deposit and lending activities. The majority of the Corporation's income is derived from residential, nonresidential and consumer lending activities.

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

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per common share were computed by dividing net income by the weighted average number of shares outstanding for the three months ended December 31, 1996 and 1995. The weighted average number of shares outstanding for the three months ended December 31, 1996 and 1995 were 2,253,950 and 2,367,841. Stock options outstanding do not presently have a dilutive effect of greater than 3% on earnings per common share and are therefore not considered for purposes of the per share disclosure. Unreleased ESOP shares are not considered to be outstanding shares for the purpose of determining the weighted average number of shares used in the earnings per common share calculation.

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

Realized gains and losses on investment and mortgage-backed and related securities are determined on the specific security sold. Interest and dividend income, adjusted by amortization of purchase premium or discount, is included in earnings.

The Financial Accounting Standards Board ("FASB") issued a Question and Answer Implementation Guide to SFAS No. 115 in November 1995. Based upon the reading thereof and in accordance with the provisions of this implementation guidance, the Corporation conducted a one-time reassessment of the appropriateness of its securities classifications and transferred $9,090,701 of investment securities classified as held-to-maturity to available-for-sale. The unrealized gain at the time securities were transferred was approximately $179,000.

Statement of Financial Accounting Standards ("SFAS") No. 114, as amended by SFAS No. 118, was adopted at October 1, 1995. Under these standards, loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to require increase, such increase is reported as bad debt expense. The effect of adopting these standards did not materially affect the allowance for loan losses at October 1, 1995 or the provision for loan losses for the three month periods ending December 31, 1996 and 1995.

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Corporation adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights," on October 1, 1996. Mortgage servicing rights represent the allocated value of servicing rights retained on loans sold. Mortgage servicing rights are expensed in proportion to, and over the period of, estimated servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance.

SFAS No. 122 was superseded by SFAS No 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which extends the accounting and disclosure rules for mortgage servicing rights to all servicing rights including mortgage, consumer and commercial loans. Mortgage servicing rights totaled $116,367 at December 31, 1996, and are included in "Other assets," on the accompanying balance sheet. SFAS 125 will be effective on October 1, 1997 and is not expected to have a material impact on the Corporation's financial statements.

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - INVESTMENT AND MORTGAGE-BACKED AND RELATED SECURITIES

The amortized cost and estimated market values of investment and mortgage-backed and related securities are as follows:

                                            ---------------------------December 31, 1996---------------------------
                                                                    Gross            Gross            Estimated
                                               Amortized          Unrealized       Unrealized           Market
                                                  Cost              Gains            Losses              Value
                                                  ----              -----            ------              -----
SECURITIES AVAILABLE FOR SALE

     Investment securities
         U.S. Government and
           federal agency securities        $       6,001,439    $      4,011     $     (7,820)   $       5,997,630
         Equity securities                             15,000                                                15,000
                                            -----------------    ------------     ------------    -----------------
              Total investment
                 securities                 $       6,016,439    $      4,011     $     (7,820)   $       6,012,630
                                            =================    ============     ============    =================
     Mortgage-backed and related
       securities
         FNMA certificates                  $       1,825,319    $     17,813     $    (14,778)   $       1,828,354
         FHLMC certificates                         1,739,751          43,156                             1,782,907
         Collateralized mortgage
           obligations and REMICs                  32,145,248         171,745         (331,124)          31,985,869
                                            -----------------    ------------     ------------    -----------------
              Total mortgage-backed
                and related securities      $      35,710,318    $    232,714     $   (345,902)   $      35,597,130
                                            =================    ============     ============    =================


SECURITIES HELD TO MATURITY

     Investment Securities
         U.S. Government and
           federal agency securities        $         500,000    $         --     $     (9,455)   $         490,545
                                            =================    ============     ============    =================
     Mortgage-backed and related
       securities
         FNMA certificates                  $       5,711,970    $     27,699     $   (123,241)   $       5,616,428
         GNMA certificates                            896,867          33,515                               930,382
         FHLMC certificates                         6,769,262          60,351         (138,059)           6,691,554
                                            -----------------    ------------     ------------    -----------------
              Total mortgage-backed
                and related securities      $      13,378,099    $    121,565     $   (261,300)   $      13,238,364
                                            =================    ============     ============    =================

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - INVESTMENT AND MORTGAGE-BACKED AND RELATED SECURITIES
(Continued)

                                            ----------------------------September 30, 1996-------------------------
                                                                      Gross           Gross            Estimated
                                                 Amortized         Unrealized      Unrealized            Fair
                                                   Cost               Gains          Losses              Value
                                                   ----               -----          ------              -----
SECURITIES AVAILABLE FOR SALE

     Investment securities
         U.S. Treasury securities           $       2,999,645    $      7,230                     $       3,006,875
         U.S. Government and
           federal agency securities                5,503,769             620     $     (4,705)           5,499,684
         Equity securities                             15,000                                                15,000
                                            -----------------    ------------     ------------    -----------------
              Total investment
                securities                  $       8,518,414    $      7,850     $     (4,705)   $       8,521,559
                                            =================    ============     ============    =================
     Mortgage-backed and related
       securities
         FNMA certificates                  $         510,095    $     13,526                     $         523,621
         FHLMC certificates                         2,596,117          63,413                             2,659,530
         Collateralized mortgage
           obligations and REMICs                  31,041,919         175,155     $   (390,832)          30,826,242
                                            -----------------    ------------     ------------    -----------------
              Total mortgage-backed
                and related securities      $      34,148,131    $    252,094     $   (390,832)   $      34,009,393
                                            =================    ============     ============    =================

SECURITIES HELD TO MATURITY

     Investment securities
         U.S. Government and
           federal agency security          $         500,000                     $    (15,625)   $         484,375
                                            =================                     ============    =================
     Mortgage-backed and related
       securities
         FNMA certificates                  $       5,904,260    $     30,425     $   (139,212)   $       5,795,473
         GNMA certificates                            917,818          20,166                               937,984
         FHLMC certificates                         7,180,059          54,173         (160,576)           7,073,656
                                            -----------------    ------------     ------------    -----------------
              Total mortgage-backed
                and related securities      $      14,002,137    $    104,764     $   (299,788)   $      13,807,113
                                            =================    ============     ============    =================

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - INVESTMENT AND MORTGAGE-BACKED AND RELATED SECURITIES
(Continued)

Substantially all collateralized mortgage obligations and REMICs (real estate mortgage investment conduits) are backed by pools of mortgages that are insured or guaranteed by the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC").

The amortized cost and estimated market value of investment and mortgage-backed and related securities at December 31, 1996, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                             Amortized            Estimated
                                                                               Cost             Market Value
                                                                               ----             ------------
         SECURITIES AVAILABLE FOR SALE
              Due in one year or less                                     $    2,000,000      $    2,000,930
              Due after one through five years                                 4,001,439           3,996,700
              Equity securities                                                   15,000              15,000
                                                                          --------------      --------------
                  Total investment securities                                  6,016,439           6,012,630

              Mortgage-backed and related securities                          35,710,318          35,597,130
                                                                          --------------      --------------
                  Total investment and mortgage-backed
                    and related securities                                $   41,726,757      $   41,609,760
                                                                          ==============      ==============
         SECURITIES HELD TO MATURITY
              Due after five through ten years                            $      500,000      $      490,545
              Mortgage-backed and related securities                          13,378,099          13,238,364
                                                                          --------------      --------------
                  Total investment and mortgage-backed
                    and related securities                                $   13,878,099      $   13,728,909
                                                                          ==============      ==============

Realized gains or losses are determined based on the amortized cost of the specific security sold. Interest and dividend income, adjusted by amortization of purchase premium or discount, is included in earnings.

During the three months ended December 31, 1996, proceeds from the sales of investment securities available for sale were $2,000,000. Gross gains of $119 were included in earnings. No investment securities were sold during the three months ended December 31, 1995.

During the three months ended December 31, 1996 and 1995, proceeds from the sales of mortgage-backed and related securities available for sale were $2,236,119 and $2,843,199, respectively, with gross realized gains of $32,572 and $92,407, respectively.

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE

Loans receivable consisted of the following:

                                                                               December 31,          September 30,
                                                                                   1996                  1996
                                                                                   ----                  ----
      Residential real estate loans
         1-4 family (first mortgage)                                         $      94,869,637    $     102,392,912
         Home equity (1-4 family second mortgage)                                    3,525,425            2,928,693
         Multi-family                                                                1,896,406            2,248,970
      Nonresidential real estate loans                                               4,190,912            4,425,522
      Construction loans                                                             9,600,793            9,083,082
                                                                             -----------------    -----------------
             Total real estate loans                                               114,083,173          121,079,179
      Consumer loans
         Automobile                                                                  1,933,285            1,928,376
         Loans on deposits                                                             204,997              199,313
         Other consumer loans                                                          148,631              129,877
                                                                             -----------------    -----------------
             Total consumer loans                                                    2,286,913            2,257,566
                                                                             -----------------    -----------------
      Total loans                                                                  116,370,086          123,336,745
                                                                             -----------------    -----------------
      Less
         Unearned and deferred income                                                  523,239              627,079
         Loans in process                                                            5,112,129            5,473,573
         Allowance for loan losses                                                     507,202              487,202
                                                                             -----------------    -----------------

             Net loans                                                       $     110,227,516    $     116,748,891
                                                                              ================    =================

The Corporation has sold various loans to other financial intermediaries while retaining the servicing rights. Gains and losses on loan sales are recorded at the time of the sale. Loans sold for which the Corporation has retained servicing totaled $10,457,372 at December 31, 1996. Capitalized mortgage servicing rights at December 31, 1996 were $116,367. There were no loans serviced for others at September 30, 1996. At September 30, 1996, loans held for sale totaled $10,463,058 while there were no loans held for sale at December 31, 1996.

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE (Continued)

Activity in the allowance for losses on loans for the three month periods ended December 31, 1996 and 1995 is as follows:

                                                         Three months ended
                                                            December 31,
                                                         1996            1995
     Balance at beginning of period                 $    487,202     $    332,902
     Provision for loan losses                            20,000           15,100
     Recoveries
     Charge-offs
                                                    ------------     ------------
     Balance at end of period                       $    507,202     $    348,002
                                                    ============     ============

As of and for the three months ended December 31, 1996, there were no loans for which impairment was required to be evaluated on an individual loan by loan basis.


NOTE 4 - BORROWINGS

At December 31, 1996, the Bank had a cash management line of credit enabling it to borrow up to $8,200,000 with the Federal Home Loan Bank (FHLB) of Cincinnati. The line of credit must be renewed on an annual basis. Borrowings outstanding on this line of credit totaled $1,000,000 at December 31, 1996 and $3,200,000 at September 30, 1996 with interest rates ranging from 5.95% to 6.15% and 5.45% to 6.15% at such dates. Additionally, as a member of the Federal Home Loan Bank system, the Bank has the ability to obtain up to approximately $43,031,000 of advances from the FHLB. As a result of this membership, the Bank had adjustable-rate borrowings totaling $10,430,000 at December 31, 1996 and $9,930,000 at September 30, 1996. The interest rates on the borrowings adjust monthly. The interest rates on the borrowings ranged from 5.55% to 5.95% at December 31, 1996 and 5.44% to 5.95% at September 30, 1996. The Bank also had fixed-rate borrowings totaling $4,303,624 at December 31, 1996 and $4,359,203 at September 30, 1996. The interest rates on these borrowings ranged from 5.80% to 6.40% at December 31, 1996 and September 30, 1996. Advances under the borrowing agreement are collateralized by a blanket pledge of the Bank's residential mortgage loan portfolio and Federal Home Loan Bank stock.

At December 31, 1996, required annual principal payments are as follows:

                  Year ending December 31:
                            1997           $     2,796,691
                            1998                 3,945,469
                            1999                 1,315,113
                            2000                 4,555,616
                            2001                 1,296,987
                         Thereafter              1,823,748
                                           ---------------

                                           $    15,733,624
                                           ===============

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

As of December 31, 1996 and September 30, 1996, the Corporation had commitments to make fixed-rate 1-4 family residential real estate loans at current market rates totaling $2,756,000 and $2,417,000. Loan commitments are generally for thirty days. The interest rates on the commitments ranged from 6.50% to 10.00% at December 31, 1996 and at September 30, 1996. The Corporation had one commitment to make a adjustable-rate 1-4 family residential real estate loan totaling $54,000, with an interest rate of 8.13%, at December 31, 1996. There were no commitments to make adjustable-rate 1-4 family residential real estate loans at September 30, 1996.

As of December 31, 1996 and September 30, 1996, the Corporation had $2,628,000 and $2,552,000 in unused adjustable-rate home equity lines of credit.

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

NOTE 6 - STOCK OPTION PLAN

On March 20, 1995, the Stock Option Committee of the Board of Directors granted options to purchase 238,545 shares of common stock at an exercise price of $13.69 to certain officers and directors of the Bank and Corporation. One-fifth of the options awarded become first exercisable on each of the first five anniversaries of the date of grant. The option period expires 10 years from the date of grant. At December 31, 1996 and September 30, 1996, options to purchase 47,709 shares were exercisable. No options were exercised during the three-month periods ended December 31, 1996 and 1995. In addition, there are 19,342 shares of authorized but unissued common stock reserved for which no options have been granted.

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCK OPTION PLAN (Continued)

On October 1, 1996, the Corporation adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, entities to use a "fair value based method" to account for stock-based compensation plans. If the fair value accounting encouraged by SFAS No. 123 is not adopted, entities must still disclose the pro forma effect on net income and on earnings per share had the accounting been adopted. Fair value of a stock option is to be estimated using an option-pricing model that considers exercise price, expected life of the option, current price of the stock, expected price volatility, expected dividends on the stock and the risk-free interest rate. Once estimated, the fair value of an option is not later changed. Currently, the Corporation does not have any options subject to the new accounting and disclosure requirements.

NOTE 7 - EMPLOYEE STOCK OWNERSHIP PLAN

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

The Corporation accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. As shares are released from collateral, the Corporation reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $68,044 for the three months ended December 31, 1996 and $74,520 for the three months ended December 31, 1995. The ESOP shares as of December 31, 1996 and September 30, 1996 were as follows:

                                                      December 31,           September 30,
                                                          1996                    1996
                                                          ----                    ----
         Allocated shares                                     38,248                  9,536
         Shares released for allocation                        4,782                 28,712
         Unreleased shares                                   148,210                152,992
                                                     ---------------        ---------------
             Total ESOP shares                               191,240                191,240
                                                     ===============        ===============
         Fair value of unreleased shares             $     2,149,045        $     2,065,392
                                                     ===============        ===============

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - RECOGNITION AND RETENTION PLAN

On October 16, 1995, the Recognition and Retention Plan Committee of the Board of Directors awarded 74,784 shares to certain directors and officers of the Bank and the Corporation. No shares had been previously awarded. One-fifth of such shares will be earned and nonforfeitable on each of the first five anniversaries of the date of the awards. In the event of the death or disability of a participant, however, the participant's shares will be deemed to be earned and nonforfeitable upon such date. There were 28,371 shares at December 31, 1996 and September 30, 1996 reserved for future awards. Compensation expense, which is based upon the cost of the shares, totaled $53,846 for the three-month periods ended December 31, 1996 and 1995.

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discusses the financial condition of Milton Federal Financial Corporation (the "Corporation") as of December 31, 1996, as compared to September 30, 1996, and the results of operations for the three months ended December 31, 1996, compared with the same period in 1995. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FORWARD-LOOKING STATEMENTS

In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Corporation's operations, and the Corporation's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and in the Corporation's general market area.

Some of the forward-looking statements included herein are the statements regarding the following:

     1. Management's determination of the amount of loan loss allowance and the amount of the loan loss provision;

     2.   Changes in the amount deposit insurance assessments;

     3.   The sufficiency of the Corporation's liquidity and capital reserves;
          and

     4. The effect on the Corporation of amendments to the core capital requirement regulations.

See Exhibit 99, which is incorporated herein by reference.

ANALYSIS OF FINANCIAL CONDITION

The Corporation's assets totaled $175.7 million at December 31, 1996, a decrease of $5.1 million, or 2.8%, from $180.8 million at September 30, 1996.

Investment securities, mortgage-backed and related securities and FHLB stock decreased from $58.2 million at September 30, 1996, to $56.7 million at December 31, 1996. The decrease was primarily the result of $4.2 million of sales of investment and mortgage-backed and related securities available for sale combined with maturities and principal repayments of $4.8 million. The decrease from sales, maturities and principal repayments was somewhat offset by $7.5 million of purchases. The sales were primarily made for interest rate risk strategy purposes. Mortgage-backed and related securities include Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA") and Federal National Mortgage Association ("FNMA") participation certificates and collateralized mortgage

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

obligations ("CMOs") and real estate mortgage investment conduits ("REMICs"). Investment securities are comprised of United States Treasury and government agency securities.

Net loans receivable decreased from $116.7 million at September 30, 1996 to $110.2 million at December 31, 1996. The decline was primarily the result of the sale of 1-4 family first mortgage loans with a carrying value of $10.4 million. The loans were sold as a means to manage interest rate risk by reducing the Corporation's investment in various lower-yielding or longer-term fixed-rate loans and to provide additional liquidity for a special $2.50 per share dividend. The Corporation retained the right to service the loans for a fixed spread to provide an additional source of fee income. The loans sold were classified as held for sale at September 30, 1996. At December 31, 1996, there were no loans classified as held for sale as the Corporation does not intend to sell additional loans in the near future. The decline in 1-4 family first mortgage loans resulting from the sale was partially offset by $2.9 million in net new originations. Slight increases were also noted in construction loans which increased from $9.1 million at September 30, 1996 to $9.6 million at December 31, 1996 and home equity loans which increased from $2.9 million at September 30, 1996 to $3.5 million at December 31, 1996. The increase in mortgage loans was related to growth in the Corporation's market area as the Corporation has not changed its philosophy regarding pricing or underwriting standards during the period.

The Corporation's consumer loan portfolio remained relatively unchanged between September 30, 1996 and December 31, 1996. Consumer loans are a small portion of the entire loan portfolio and represented 2.0% and 1.8% of total loans at December 31, 1996 and September 30, 1996, respectively.

Total deposits increased $3.3 million, or 2.6%, from $128.6 million at September 30, 1996 to $131.9 million at December 31, 1996. The Corporation experienced little change in passbook savings accounts, negotiable order of withdrawal ("NOW") accounts and money market accounts. Certificates of deposit increased $3.1 million, or 3.2%, and were the primary reason for the overall deposit growth. Certificates of deposit growth has been due to normal operating procedures as the Corporation has not used special promotions to attract increased volume. The portfolio as a percent of total deposits increased slightly from 74.6% at September 30, 1996 to 75.0% December 31, 1996. All certificates of deposit held at the Bank mature in less than five years.

Borrowed funds decreased $1.8 million from $17.5 million at September 30, 1996 to $15.7 million at December 31, 1996. The decrease was primarily the result of repayments of short-term advances from the Bank's cash management line of credit at the FHLB of Cincinnati. The majority of the borrowed funds are invested in mortgage-backed and related securities to leverage the Bank's excess capital provided from the conversion from a mutual savings and loan association to a stock savings bank (the "Conversion"), and to provide liquidity for future loan growth.

Other liabilities totaled $490,000 at December 31, 1996 as compared to $1.0 million at September 30, 1996. The Bank accrued an additional expense of approximately $728,000 in

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

September 1996 as a result of legislation passed to recapitalize the Savings Association Insurance Fund ("SAIF") of the FDIC. The SAIF was below the level required by law because a significant portion of the assessments paid into the SAIF by thrifts, like the Bank, were used to pay the cost of prior thrift failures. The legislation called for a one-time assessment of $.657 per $100 of SAIF insured deposits held as of March 31, 1995. As a result of the recapitalization of the SAIF, the current disparity between bank and thrift insurance assessments will be reduced. Thrifts had been paying assessments of $.23 per $100 of deposits, which, for most thrifts, is expected to be reduced to $.064 per $100 in deposits in January 1997 and to $.024 per $100 in deposits no later than January 2000.

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

The Corporation's net income of $395,000 for the three months ended December 31, 1996 represented a $70,000 decrease from the $465,000 in net income for the three months ended December 31, 1995. Similarly, earnings per common share decreased by $.02 for the three-month period ended December 31, 1996 as compared to the same period in 1995. The decline in net income is the combined result of decreases in net interest income and increased noninterest expense partially offset by gains from the sales of loans and investment and mortgage-backed and related securities.

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

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Historically, the Corporation had only fixed-rate loans in its loan portfolio. Consequently, in periods of rising interest rates, the Corporation's net interest spread is negatively affected because the interest rate paid on deposits increases at a faster pace than the rates earned on loans. Interest rate levels have remained relatively stable over the comparable three-month periods ended December 31, 1996 and 1995. As a part of management's overall strategy to manage interest rate risk, management began to originate adjustable-rate mortgage loans in the latter quarters of fiscal 1995. As of December 31, 1996, the Corporation had approximately $4.7 million in adjustable-rate mortgage loans as compared to $3.1 million at September 30, 1996. Additionally, almost all of the Corporation's mortgage-backed and related securities portfolio are scheduled to reprice on at least an annual basis.

The net interest income of the Corporation decreased by $62,000 for the three months ended December 31, 1996 compared to the same period in 1995. The change in net interest income is attributable to increases in interest-earning asset balances being entirely offset by an overall increase in the cost of funds for deposits, with a larger portion of the deposit base being in higher cost certificates of deposit, and an increased level of borrowed funds.

Interest and fees on loans totaled $2.4 million for the three months ended December 31, 1996, compared to $2.1 million for the three months ended December 31, 1995. Such increase in interest income was due to higher average loans receivable balances, despite the loan sale, related to the origination of new 1-4 family first mortgages, home equity and construction loans.

Interest on mortgage-backed and related securities totaled $771,000 for the three months ended December 31, 1996, compared to $709,000 for the three months ended December 31, 1995. The increase was due to a larger percentage of higher yielding mortgage-backed and related securities as compared to the prior period combined with an overall increase in the level of mortgage-backed and related securities. Most of the mortgage-backed and related securities have repriced to higher yield levels over the past year. The adjustable-rate feature of these securities helps mitigate the Corporation's exposure to upward interest rate movement due to its primarily fixed-rate loan portfolio.

Interest on investment securities totaled $117,000 for the three months ended December 31, 1996, compared to $152,000 for the comparable period in 1995. Other interest and dividend income totaled $45,000 for the three months ended December 31, 1996, compared to $75,000 for the comparable period in 1995. The decreases from 1995 levels are the result of lower average balances of investment securities and overnight funds partially offset by an increase in the overall portfolio yield.

Interest on deposits totaled $1.6 million for the three months ended December 31, 1996, and $1.5 million for the three months ended December 31, 1995. This increase resulted from an overall increase in the average cost of funds during the comparable periods combined with higher average deposit balances over the prior periods.

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Interest on borrowed funds totaled $265,000 for the three months ended December 31, 1996, as compared to $70,000 during the comparable period in 1995. The increase is the result of higher average balances of borrowed funds during the three months ended December 31, 1996. In the fourth quarter of fiscal 1995, the Corporation borrowed funds and invested a portion of these funds in mortgage-backed and related securities to leverage the Corporation's excess capital, as discussed previously. The Corporation borrowed additional adjustable-rate funds for the same purpose in subsequent quarters. The Corporation also borrowed fixed-rate funds to provide for long-term liquidity needs.

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

The Corporation has not experienced net charge-offs in either of the periods presented. The Corporation's low historical charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a down payment of 20% of the lower of the sales price or appraised value of 1-4 family residential real estate loans, established income information and defined ratios of debt to income. Loans secured by real estate make up 98.0% of the Corporation's loan portfolio, and loans secured by first mortgages on 1-4 family residential real estate constituted 81.5% of total loans at December 31, 1996. Notwithstanding the historical charge-off history, however, management believes that it is prudent to continue to increase the allowance for loan losses as total loans increase. Accordingly, management anticipates that it will continue its provisions to the allowance for loan losses at current levels for the foreseeable future, providing the volume of nonperforming loans remains insignificant.

Noninterest income totaled $211,000 for the three months ended December 31, 1996, and $151,000 for the three months ended December 31, 1995. The primary source of the increase was from a gain of $118,000 on the sale of 1-4 family first mortgage loans discussed previously. Offsetting the increase from the gain on the sale of loans was a $60,000 decrease in gains realized on the sales of investment and mortgage-backed and related securities held in the available-for-sale portfolio. The sales in each period were primarily made for interest rate risk strategy purposes. Other changes in noninterest income were insignificant.

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Noninterest expense totaled $1.0 million for three months ended December 31, 1996, compared to $906,000 for the three months ended December 31, 1995. Salaries and employee benefits and Ohio franchise taxes were the primary causes of the increases. Salaries and employee benefits increased $47,000 for the three months ended December 31, 1996, compared to the same period in 1995 primarily due to annual merit increases. Ohio franchise taxes increased due to the change in corporate structure during fiscal 1995 and the resulting tax impact of higher capital levels at the Bank and earnings at the Corporation. The second quarter of fiscal 1996 was the first period in which the franchise taxes were impacted by the capital raised in the Conversion. Other changes in noninterest expense were insignificant.

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

In August 1996, legislation was enacted that repeals the reserve method of accounting used by many thrifts to calculate their bad debt reserve for federal income tax purposes. As a result, small thrifts such as the Bank must recapture the portion of the reserve that exceeds the amount that could have been taken under the experience method for tax years beginning after December 31, 1987. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. At December 31, 1996, the Bank had approximately $1.1 million in bad debt reserves subject to recapture for federal income tax purposes. The deferred tax liability related to the recapture has been previously established. As such, the recapture will not impact the Bank's or the Corporation's net income.

The volatility of income tax expense is primarily attributable to the change in net income before income taxes. Income tax expense for the three months ended December 31, 1996, of $204,000 represented an effective rate of 34.1%, compared to $245,000, or an effective rate of 34.5%, for the three months ended December 31, 1995.

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the three months ended December 31, 1996 and 1995.

                                                                 Three months ended
                                                                    December 31,
                                                                    ------------
                                                                1996           1995
                                                                ----           ----

                                                               (Dollars in thousands)
         Net income                                         $      395     $       465
         Adjustments to reconcile net income to
           net cash from operating activities                    9,831             123
                                                            ----------     -----------
         Net cash from operating activities                     10,226             588
         Net cash from investing activities                     (2,204)          1,839
         Net cash from financing activities                     (5,101)          2,018
                                                            ----------     -----------
         Net change in cash and cash equivalents                 2,921           4,445
         Cash and cash equivalents at
           beginning of period                                   1,301           1,701
                                                            ----------     -----------
         Cash and cash equivalents at
           end of period                                    $    4,222     $     6,146
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

Office of Thrift Supervision ("OTS") regulations presently require the Corporation to maintain an average daily balance of investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less in an amount equal to 5% of the sum of the Corporation's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds upon which the Corporation may rely if necessary to fund deposit withdrawals or other short-term funding needs. At December 31, 1996, the Corporation's regulatory liquidity was 8.01%. At such date, the Corporation had commitments to originate fixed-rate loans totaling $2,756,000 and commitments to originate adjustable-rate

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

loans totaling $54,000. There were no commitments to purchase or sell loans. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short-and long-term needs. See Note 5 of the Notes to Consolidated Financial Statements.

The Bank is required by OTS regulations to meet certain minimum capital requirements, which requirements must be generally as stringent as the requirements established for banks. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which for the Bank consists solely of tangible capital) of 3.0% of adjusted total assets and risk-based capital (which for the Bank consists of core capital and general valuation allowances) of 8% of risk-weighted assets (assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk). The Bank exceeded all of its capital requirements at December 31, 1996 and September 30, 1996. The OTS has proposed to amend the core capital requirement so that those associations that do not have the highest examination rating and an acceptable level of risk will be required to maintain core capital of from 4% to 5%, depending on the association's examination rating and overall risk. The Bank does not anticipate that it will be adversely affected if the core capital requirements regulations are amended as proposed.

The following table summarizes the Bank's regulatory capital requirements and actual capital at December 31, 1996.

                                                                                   Excess of actual
                                                                                 capital over current
                               Actual capital          Current requirement            requirement
                             -------------------       ---------------------     --------------------     Applicable
(Dollars in thousands)       Amount      Percent       Amount        Percent      Amount     Percent     Asset Total
                             ------      -------       ------        -------      ------     -------     -----------
Tangible capital           $   21,083     12.24%     $   2,583        1.50%     $ 18,500      10.74%        172,208
Core capital                   21,083     12.24          5,166        3.00        15,917       9.24         172,208
Risk-based capital             21,442     25.74          6,663        8.00        14,779      17.74          83,289

The Bank is in the process of constructing a new branch banking office in Brookville, Ohio. The total projected cost of construction is expected to be $1.2 million, of which, at December 31, 1996, the Bank has paid approximately $130,000.

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

                      MILTON FEDERAL FINANCIAL CORPORATION
                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings
           -----------------
           None

Item 2.    Changes in Securities
           ---------------------
           None

Item 3.    Defaults Upon Senior Securities
           -------------------------------
           None

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
           None

Item 5.    Other Information
           -----------------
           None

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------
           (a)   Exhibit No. 27:  Financial Data Schedule
           (b) Exhibit No. 99: Safe Harbor Under the Private Securities Litigation Reform Act of 1995.
           (c) No current reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1996.

                       MILTON FEDERAL FIANCIAL CORPORATION
                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:
     ----------------  -----------------------------------
                       Glenn E. Aidt
                       President

Date:
     ----------------  -----------------------------------
                       Thomas P. Eyer
                       Treasurer (Chief Financial Officer)


                                INDEX TO EXHIBITS

EXHIBIT
NUMBER          DESCRIPTION                                                  PAGE NUMBER
------          -----------                                                  -----------
     27         Financial Data Schedule                                      31

     99         Safe Harbor Under the Private Securities                     Incorporated  by  reference  to Exhibit 99.2
                Litigation Reform Act of 1995                                to  Annual  Report  on  Form  10-K  for  the
                                                                             Fiscal Year Ended September 30, 1996 filed
                                                                             by the Registrant on December 20, 1996.