Form 10-Q/A
period 1996-12-31
MILTON FEDERAL FINANCIAL CORP
filed 1997-02-04
CIK 925722

                                    FORM 10-Q/A

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


Date: February 4, 1997      /s/ Glenn E. Aidt
     -----------------      -----------------------------------
                            Glenn E. Aidt
                            President

Date: February 4, 1997      /s/ Thomas P. Eyer
     -----------------      -----------------------------------
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