Form 10-Q
period 1997-03-31
MILTON FEDERAL FINANCIAL CORP
filed 1997-05-14
CIK 925722

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 (Mark One)

     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended March 31, 1997

     [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________.

Commission File Number 0-24834

                      MILTON FEDERAL FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Ohio                                                      31-1412064
----                                                      -----------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                            Identification No.)

                     25 Lowry Drive, West Milton, Ohio 45383
               ---------------------------------------------------
               (Address of principal executive offices) (zip code)

                                 (513) 698-4168
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No  [ ]

As of May 9, 1997, the latest practicable date, 2,318,836 shares of the registrant's common shares, no par value, were issued and outstanding.

                      MILTON FEDERAL FINANCIAL CORPORATION

                                      INDEX


                                                                                                           Page
                                                                                                           ----
PART I - FINANCIAL INFORMATION  (UNAUDITED)

Item 1.    Financial Statements

      Consolidated Balance Sheets ....................................................................      3

      Consolidated Statements of Income ..............................................................      4

      Consolidated Statements of Changes in Shareholders' Equity......................................      5

      Consolidated Statements of Cash Flows ..........................................................      7

      Notes to Consolidated Financial Statements .....................................................      9


Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations............................................     21

Item 3.    Quantitative and Qualitative Disclosure About Market Risk..................................     29

PART II - OTHER INFORMATION...........................................................................     30

SIGNATURES ...........................................................................................     31

                      MILTON FEDERAL FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

Item 1.  Financial Statements

                                                                                  March 31,           September 30,
                                                                                    1997                  1996
                                                                             -----------------    -----------------
ASSETS
     Cash and amounts due from depository institutions                       $       1,111,088    $         491,866
     Interest-bearing deposits in other financial institutions                       1,559,431              809,143
                                                                             -----------------    -----------------
         Total cash and cash equivalents                                             2,670,519            1,301,009
     Securities available for sale                                                   3,972,355            8,521,559
     Securities held to maturity  (Estimated fair value of
       $2,707,745 at March 31, 1997 and $484,375
       at September 30, 1996)                                                        2,751,774              500,000
     Mortgage-backed and related securities available for sale                      35,770,066           34,009,393
     Mortgage-backed and related securities held to maturity
       (Estimated market value of $12,887,361 at March 31, 1997
       and $13,807,113 at September 30, 1996)                                       13,064,418           14,002,137
     Federal Home Loan Bank stock                                                    1,222,900            1,181,500
     Loans receivable - net                                                        114,173,574          116,748,891
     Premises and equipment - net                                                    1,908,225            1,541,676
     Real estate owned - net                                                                                 32,654
     Cash surrender value of life insurance                                          1,489,740            1,455,493
     Accrued interest receivable                                                       980,124            1,057,428
     Other assets                                                                      753,435              479,077
                                                                             -----------------    -----------------
              Total assets                                                   $     178,757,130    $     180,830,817
                                                                             =================    =================

LIABILITIES
     Deposits                                                                $     135,840,009    $     128,554,107
     Borrowed funds                                                                 15,677,203           17,489,203
     Advance payments by borrowers for taxes and insurance                             171,135              182,810
     Accrued interest payable                                                           98,467              104,818
     Other liabilities                                                                 621,137            1,020,476
                                                                             -----------------    -----------------
         Total liabilities                                                         152,407,951          147,351,414

Commitments and contingencies

SHAREHOLDERS' EQUITY
     Preferred stock, no par value, 1,000,000 shares authorized, none outstanding
     Common stock, no par value, 9,000,000 shares authorized,
       2,578,875 shares issued
     Additional paid-in capital                                                     24,982,934           24,951,691
     Retained earnings                                                               7,922,247           13,535,280
     Treasury stock, at cost, 251,439 shares at March 31, 1997 and
       128,943 shares at September 30, 1996                                         (3,738,394)          (1,997,640)
     Unearned employee stock ownership plan shares                                  (1,547,327)          (1,650,479)
     Unearned recognition and retention plan shares                                 (1,162,266)          (1,269,957)
     Unrealized loss on securities available for sale, net of tax                     (108,015)             (89,492)
                                                                             -----------------    -----------------
         Total shareholders' equity                                                 26,349,179           33,479,403
                                                                             -----------------    -----------------
              Total liabilities and shareholders' equity                     $     178,757,130    $     180,830,817
                                                                             =================    =================


          See accompanying notes to consolidated financial statements.

                      MILTON FEDERAL FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                     Three months ended                  Six months ended
                                                           March 31,                          March 31,
                                                   -----------------------             ----------------------
                                                   1997               1996             1997              1996
                                                   ----               ----             ----              ----
INTEREST AND DIVIDEND INCOME
     Loans, including fees                  $      2,272,200    $   2,136,114     $    4,641,133    $     4,274,963
     Mortgage-backed
       and related securities                        788,012          712,155          1,559,113          1,421,358
     Securities                                      110,829          150,960            227,388            303,432
     Other, including dividend
       income                                         52,229           58,155             96,761            132,886
                                            ----------------    -------------     --------------    ---------------
                                                   3,223,270        3,057,384          6,524,395          6,132,639

INTEREST EXPENSE
     Deposits                                      1,646,325        1,538,664          3,264,381          3,063,625
     Borrowed funds                                  224,609           95,473            489,561            165,171
                                            ----------------    -------------     --------------    ---------------
                                                   1,870,934        1,634,137          3,753,942          3,228,796
                                            ----------------    -------------     --------------    ---------------

NET INTEREST INCOME                                1,352,336        1,423,247          2,770,453          2,903,843

Provision for loan losses (Note 3)                    21,000           23,000             41,000             38,100
                                            ----------------    -------------     --------------    ---------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                        1,331,336        1,400,247          2,729,453          2,865,743

NONINTEREST INCOME
     Service charges and other fees                   27,265           33,098             62,335             66,659
     Net realized gain on sale of
       securities                                     11,994           93,839             44,685            186,246
     Gain on sale of loans                                                               118,281
     Other income                                     27,116           25,239             52,063             49,850
                                            ----------------    -------------     --------------    ---------------
                                                      66,375          152,176            277,364            302,755

NONINTEREST EXPENSE
     Salaries and employee benefits                  570,296          471,978          1,110,720            965,289
     Occupancy expense                                74,952           69,523            141,738            146,810
     Data processing services                         46,853           43,635             84,687             80,108
     Federal deposit insurance
       premiums                                        5,421           67,821             78,417            133,547
     State franchise taxes                            88,875          105,840            194,836            160,846
     Advertising                                      10,103            6,330             27,565             21,391
     Other expenses                                  174,652          154,815            343,357            317,719
                                            ----------------    -------------     --------------    ---------------
                                                     971,152          919,942          1,981,320          1,825,710
                                            ----------------    -------------     --------------    ---------------

INCOME BEFORE INCOME TAX                             426,559          632,481          1,025,497          1,342,788

Income tax expense                                   144,000          216,000            348,000            461,000
                                            ----------------    -------------     --------------    ---------------
NET INCOME                                  $        282,559    $     416,481     $      677,497    $       881,788
                                            ================    =============     ==============    ===============
Earnings per common share                   $           0.13    $        0.18     $         0.30    $         0.38
                                            ================    =============     ==============    ===============

          See accompanying notes to consolidated financial statements.

                      MILTON FEDERAL FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    Six months ended March 31, 1997 and 1996
                                   (Unaudited)


                                          Additional                                             Unearned
                                            Paid-In          Retained          Treasury            ESOP
                                            Capital          Earnings            Stock            Shares
                                            -------          --------            -----            ------
Balance at October 1, 1995            $    24,880,297   $     15,787,634                     $   (1,855,736)

Net income for the period                                        881,788

Cash dividends -
  $1.18 per share                                             (2,827,069)

Commitment to release 9564
  employee stock ownership
  plan shares                                  45,490                                               103,152

7,478 shares earned under
  recognition and retention plan

Purchase of treasury stock,
  86,543 shares at cost                                                    $   (1,347,277)

Change in unrealized gain/
  (loss) on securities available
  for sale
                                      ---------------   ----------------   --------------    --------------

Balance at March 31, 1996             $    24,925,787   $     13,842,353   $   (1,347,277)   $   (1,752,584)
                                      ===============   ================   ==============    ==============

                                                         Unrealized
                                                           Gain on
                                           Unearned      Securities
                                              RRP         Available
                                            Shares        for Sale            Total
                                            ------        --------            -----
Balance at October 1, 1995             $    (1,485,339)  $    175,601   $     37,502,457

Net income for the period                                                        881,788

Cash dividends -
  $1.18 per share                                                             (2,827,069)

Commitment to release 9564
  employee stock ownership
  plan shares                                                                    148,642

7,478 shares earned under
  recognition and retention plan               107,691                           107,691

Purchase of treasury stock,
  86,543 shares at cost                                                       (1,347,277)

Change in unrealized gain/
  (loss) on securities available
  for sale                                                   (158,631)          (158,631)
                                       ---------------   ------------   ----------------
Balance at March 31, 1996              $    (1,377,648)  $     16,970   $     34,307,601
                                       ===============   ============   ================


                                  (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CONTINUED)
                    Six months ended March 31, 1997 and 1996
                                   (Unaudited)

                                          Additional                                             Unearned
                                            Paid-In          Retained          Treasury            ESOP
                                            Capital          Earnings            Stock            Shares
                                            -------          --------            -----            ------
Balance at October 1, 1996            $    24,951,691   $     13,535,280   $   (1,997,640)   $   (1,650,479)

Net income for the period                                        677,497

Cash dividends -
  $2.79 per share                                             (6,290,530)

Commitment to release 9,564
  employee stock ownership
  plan shares                                  31,243                                               103,152

7,478 shares earned under
  recognition and retention
  plan

Purchase of treasury stock,
  122,496 shares at cost                                                       (1,740,754)

Change in unrealized gain/
  (loss) on securities
  available for sale
                                      ---------------   ----------------   --------------    --------------
Balance at March 31, 1997             $    24,982,934   $      7,922,247   $   (3,738,394)   $   (1,547,327)
                                      ===============   ================   ==============    ==============

                                                         Unrealized
                                                           Loss on
                                           Unearned      Securities
                                              RRP         Available
                                            Shares        for Sale            Total
                                            ------        --------            -----
Balance at October 1, 1996             $    (1,269,957)  $    (89,492)  $     33,479,403

Net income for the period                                                        677,497

Cash dividends -
  $2.79 per share                                                             (6,290,530)

Commitment to release 9,564
  employee stock ownership
  plan shares                                                                    134,395

7,478 shares earned under
  recognition and retention
  plan                                         107,691                           107,691

Purchase of treasury stock,
  122,496 shares at cost                                                      (1,740,754)

Change in unrealized gain/
  (loss) on securities
  available for sale                                          (18,523)           (18,523)
                                       ---------------   ------------   ----------------

Balance at March 31, 1997              $    (1,162,266)  $   (108,015)  $     26,349,179
                                       ===============   ============   ================

          See accompanying notes to consolidated financial statements.

                      MILTON FEDERAL FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                         Six Months Ended
                                                                                             March 31,
                                                                                -----------------------------------
                                                                                       1997              1996
                                                                                ---------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                 $       677,497    $        881,788
     Adjustments to reconcile net income to net cash from
       operating activities
         Amortization of deferred loan origination fees                                 (47,927)            (66,590)
         Amortization of premiums, accretion of discounts, net                           14,434              21,082
         Provision for loan losses                                                       41,000              38,100
         Depreciation                                                                    72,187              75,526
         Increase in cash value of life insurance                                       (34,247)            (33,193)
         Net realized gain on sale of securities                                        (44,685)           (186,246)
         Proceeds from sale of loans                                                 10,377,554
         Net gain on sale of loans                                                     (118,281)
         Deferred gain on sale of real estate owned                                     (42,056)
         Federal Home Loan Bank stock dividend                                          (41,400)            (38,700)
         Compensation expense on ESOP shares                                            134,395             148,642
         Compensation expense on RRP shares                                             107,691             107,691
         Deferred tax (benefit)/expense                                                  13,538              (8,000)
         Change in accrued interest receivable and other assets                        (197,054)           (311,659)
         Change in income taxes payable                                                 334,000              12,000
         Change in  accrued expenses and other liabilities                             (743,684)            (28,136)
                                                                                ---------------    ----------------
              Net cash from operating activities                                     10,502,962             612,305

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                                                   (3,500,000)
         Proceeds from maturities                                                     6,000,000           2,000,000
         Proceeds from sales                                                          2,000,000
     Securities held to maturity
         Purchases                                                                   (2,251,875)           (500,000)
     Mortgage-backed securities available for sale
         Purchases                                                                   (6,793,105)        (12,040,765)
         Proceeds from principal payments                                               348,153           1,160,388
         Proceeds from sales                                                          4,756,462           4,747,964
     Mortgage-backed securities held to maturity
         Proceeds from principal payments                                               917,025           1,643,676
     Increase in loans, net                                                          (7,677,029)         (5,453,013)
     Premises and equipment expenditures                                               (438,736)            (13,630)
     Proceeds from sale of real estate owned                                             74,710
                                                                                ---------------    ----------------
         Net cash from investing activities                                          (6,564,395)         (8,455,380)

                                  (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)


                                                                                         Six Months Ended
                                                                                             March 31,
                                                                                -----------------------------------
                                                                                       1997              1996
                                                                                ---------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposit accounts                                                   7,285,902           7,448,660
     Net change in advance payments by borrowers for taxes
       and insurance                                                                    (11,675)            (69,652)
     Net change in short-term borrowings                                             (2,200,000)
     Long-term advances from Federal Home Loan Bank                                   1,500,000           5,950,000
     Principal payments on Federal Home Loan Bank advances                           (1,112,000)
     Cash dividends paid                                                             (6,290,530)         (2,827,069)
     Purchase of treasury stock                                                      (1,740,754)         (1,347,277)
                                                                                ---------------    ----------------
         Net cash from financing activities                                          (2,569,057)          9,154,662
                                                                                ---------------    ----------------

Net change in cash and cash equivalents                                               1,369,510           1,311,587

Cash and cash equivalents at beginning of period                                      1,301,009           1,700,740
                                                                                ---------------    ----------------

Cash and cash equivalents at end of period                                      $     2,670,519    $      3,012,327
                                                                                ===============    ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period for
         Interest                                                               $     3,760,293    $      3,182,672
         Income taxes                                                                        --             457,000

     Noncash activities
         Transfers of mortgage-backed and related securities from
           held to maturity to available for sale as allowed by the
           SFAS No. 115 implementation guide                                                              9,090,701


          See accompanying notes to consolidated financial statements.

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Milton Federal Financial Corporation (the "Corporation") at March 31, 1997, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements have been prepared in accordance with the instructions of Form 10-Q and therefore do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with financial statements and notes thereto of the Corporation for the fiscal year ended September 30, 1996, included in its 1996 annual report. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's 1996 annual report. The Corporation has consistently followed these policies in preparing this form 10-Q.

The consolidated financial statements include accounts of Milton Federal Financial Corporation and its wholly-owned subsidiary, Milton Federal Savings Bank (the "Bank"). The financial statements of Milton Federal Savings Bank include accounts of its wholly-owned subsidiary, Milton Financial Service Corporation. Milton Financial Service Corporation holds stock in Intrieve, Inc., which is the data processing center utilized by the Bank. All significant intercompany accounts and transactions have been eliminated.

The Corporation is a thrift holding company engaged in the business of commercial and retail banking services with operations conducted through its main office in West Milton, Ohio, and from its full-service branch office located in Englewood, Ohio. Miami, Montgomery and Darke Counties provide the source for substantially all the Corporation's deposit and lending activities. The majority of the Corporation's income is derived from residential, nonresidential and consumer lending activities.

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The collectibility of loans, fair values of financial instruments and status of contingencies are particularly subject to change.

The provision for income taxes is based on the effective tax rate expected to be applicable for the entire year. The Corporation follows the liability method of accounting for income taxes. The liability method provides that deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, using enacted tax rates.

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per common share was computed by dividing net income by the weighted average number of shares outstanding for the three and six months ended March 31, 1997 and 1996. The weighted average number of shares outstanding for the three and six months ended March 31, 1997 were 2,197,989 and 2,226,277. The weighted average number of shares outstanding for the three and six months ended March 31, 1996 were 2,377,725 and 2,393,149, respectively. Stock options outstanding do not presently have a dilutive effect of greater than 3% on earnings per common share and are therefore not considered for purposes of per share disclosure. Unreleased ESOP shares are not considered to be outstanding shares for the purpose of determining the weighted average number of shares used in the earnings per common share calculation.

The Corporation classifies securities, including mortgage-backed and related securities, into held-to-maturity and available-for-sale categories. Held-to-maturity securities are those the Corporation has positive intent to hold to maturity and are reported at amortized cost. Available-for-sale securities are those the Corporation could sell for liquidity, asset-liability management or other reasons even though the Corporation does not intend to sell those securities at the present time. Available-for-sale securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax.

Realized gains and losses are determined on the specific security sold. Interest and dividend income, adjusted by amortization of purchase premium or discount, is included in earnings.

The Financial Accounting Standards Board ("FASB") issued a Question and Answer Implementation Guide to Statement of Financial Accounting Standards ("SFAS") No. 115 in November 1995. Based on the reading thereof and in accordance with the provisions of this implementation guidance, the Corporation conducted a one-time reassessment of the appropriateness of its securities classifications and transferred $9,090,701 of investment securities classified as held-to-maturity to available-for-sale. The unrealized gain at the time securities were transferred was approximately $179,000.

SFAS No. 114, as amended by SFAS No. 118, was adopted on October 1, 1995. Under these standards, loans considered to be impaired are reduced to present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to require increase, such increase is reported as bad debt expense. The effect of adopting these standards did not materially affect allowance for loan losses as of or for any of the periods presented.

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Management analyzes commercial and commercial real estate loans on an individual basis and classifies a loan as impaired when an analysis of the borrower's operating results and financial condition indicates underlying cash flows are not adequate to meet its debt service requirements. Often this is associated with a delay or shortfall in payments of 30 days or more. Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first-mortgage loans secured by one- to four-family residences, residential construction loans, consumer automobile, boat and home equity loans with balances less than $300,000. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible. The nature of disclosures for impaired loans is considered generally comparable to prior nonaccrual loans and nonperforming and past due asset disclosures.

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

The Corporation adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights," on October 1, 1996. Mortgage servicing rights represent the allocated value of servicing rights retained on loans sold. Mortgage servicing rights are expensed in proportion to, and over the period of, estimated servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance. Mortgage servicing rights totaled $113,926 at March 31, 1997, and are included in "Other assets," in the accompanying consolidated balance sheet. Amortization expense of mortgage servicing rights totaled $2,441 for the three months and six months ended March 31, 1997.


                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued by the FASB in 1996. It revises the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It was originally effective for some transactions in 1997 and others in 1998. SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" was issued in December 1996. SFAS No. 127 defers for one year the effective date of provisions related to securities lending, repurchase agreements and other similar transactions. The remaining portions of SFAS 125 will continue to be effective January 1, 1997. SFAS No. 125 did not have a material impact on the Corporation's financial statements.

In March 1997, the FASB issued SFAS No. 128, "Earnings Per Share" which is effective for financial statements for periods ending after December 15, 1997, including interim periods. SFAS No. 128 simplifies the calculation of earnings per share by replacing primary EPS with basic EPS. It also requires dual presentation of basic EPS and diluted EPS for entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings such as stock options, warrants or other common stock equivalents. All prior period EPS data will be restated to conform with the new presentation.

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SECURITIES

The amortized cost and estimated fair values of securities are as follows:

                                            ------------------------------March 31, 1997----------------------------
                                                                      Gross           Gross            Estimated
                                                 Amortized         Unrealized      Unrealized            Fair
                                                   Cost               Gains          Losses              Value
                                            -----------------    ------------     ------------    -----------------
SECURITIES AVAILABLE FOR SALE

     Securities
         U.S. Government and
           federal agency securities        $       4,001,156                     $    (43,801)   $       3,957,355
         Equity securities                             15,000                                                15,000
                                            -----------------                     ------------    -----------------
              Total investment
                 securities                 $       4,016,156                     $    (43,801)   $       3,972,355
                                            =================                     ============    =================


     Mortgage-backed and related
       securities
         FNMA certificates                  $       2,186,182    $     17,411     $     (7,330)   $       2,196,263
         FHLMC certificates                         2,271,435          48,724           (7,480)           2,312,679
         Collateralized mortgage
           obligations and REMICs                  31,432,308         141,535         (312,719)          31,261,124
                                            -----------------    ------------     ------------    -----------------
              Total mortgage-backed
                and related securities      $      35,889,925    $    207,670     $   (327,529)   $      35,770,066
                                            =================    ============     ============    =================

SECURITIES HELD TO MATURITY

     Securities
         U.S. Government and
           federal agency securities        $       2,751,774                     $    (44,029)   $       2,707,745
                                            =================                     ============    =================

     Mortgage-backed and related
       securities
         FNMA certificates                  $       5,603,068    $     27,118     $   (132,810)   $       5,497,376
         GNMA certificates                            866,035          36,551                               902,586
         FHLMC certificates                         6,595,315          55,748         (163,664)           6,487,399
                                            -----------------    ------------     ------------    -----------------
              Total mortgage-backed
                and related securities      $      13,064,418    $    119,417     $   (296,474)   $      12,887,361
                                            =================    ============     ============    =================


                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SECURITIES (Continued)

                                            ----------------------------September 30, 1996-------------------------
                                                                      Gross           Gross            Estimated
                                                 Amortized         Unrealized      Unrealized            Fair
                                                   Cost               Gains          Losses              Value
                                            -----------------    ------------     ------------    -----------------
SECURITIES AVAILABLE FOR SALE

     Securities
         U.S. Treasury securities           $       2,999,645    $      7,230                     $       3,006,875
         U.S. Government and
           federal agency securities                5,503,769             620     $     (4,705)           5,499,684
         Equity securities                             15,000                                                15,000
                                            -----------------    ------------     ------------    -----------------
              Total investment
                securities                  $       8,518,414    $      7,850     $     (4,705)   $       8,521,559
                                            =================    ============     ============    =================

     Mortgage-backed and related
       securities
         FNMA certificates                  $         510,095    $     13,526                     $         523,621
         FHLMC certificates                         2,596,117          63,413                             2,659,530
         Collateralized mortgage
           obligations and REMICs                  31,041,919         175,155     $   (390,832)          30,826,242
                                            -----------------    ------------     ------------    -----------------
              Total mortgage-backed
                and related securities      $      34,148,131    $    252,094     $   (390,832)   $      34,009,393
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
                                            =================    ============     ============    =================

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SECURITIES (Continued)

Substantially all collateralized mortgage obligations and REMICs (real estate mortgage investment conduits) are backed by pools of mortgages that are insured or guaranteed by the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC").

The amortized cost and estimated fair value of securities at March 31, 1997, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                      Amortized           Estimated
                                                        Cost             Fair Value
                                                   ---------------    ----------------
SECURITIES AVAILABLE FOR SALE
     Due in one year or less                       $     1,001,156    $        999,530
     Due after one through five years                    3,000,000           2,957,825
     Equity securities                                      15,000              15,000
                                                   ---------------    ----------------
         Total securities                                4,016,156           3,972,355

     Mortgage-backed and related securities             35,889,925          35,770,066
                                                   ---------------    ----------------

         Total                                     $    39,906,081    $     39,742,421
                                                   ===============    ================


  SECURITIES HELD TO MATURITY
     Due after one through five years              $     2,251,774    $      2,226,810
     Due after five through ten years                      500,000             480,935
     Mortgage-backed and related securities             13,064,418          12,887,361
                                                   ---------------    ----------------

         Total                                     $    15,816,192    $     15,595,106
                                                   ===============    ================

Realized gains or losses are determined based on the amortized cost of the specific security sold. Interest and dividend income, adjusted by amortization of purchase premium or discount, is included in earnings.

During the six months ended March 31, 1997, proceeds from the sales of securities available for sale were $2,000,000. Gross gains of $119 were included in earnings. No securities available for sale were sold during the six months ended March 31, 1996.

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SECURITIES (Continued)

During the six months ended March 31, 1997, proceeds from the sales of mortgage-backed and related securities available for sale were $4,756,462, with gross realized gains of $44,566. During the six months ended March 31, 1996, proceeds from the sales of mortgage-backed and related securities available for sale were $4,747,964 with gross realized gains of $186,246.


NOTE 3 - LOANS RECEIVABLE

Loans receivable consisted of the following:

                                                        March 31,           September 30,
                                                          1997                  1996
                                                    -----------------    -----------------
Residential real estate loans
   1-4 family (first mortgage)                      $     100,114,641    $     102,392,912
   Home equity (1-4 family second mortgage)                 3,857,118            2,928,693
   Multi-family                                             1,750,779            2,248,970
Nonresidential real estate loans                            5,059,889            4,425,522
Construction loans                                          6,315,821            9,083,082
                                                    -----------------    -----------------
       Total real estate loans                            117,098,248          121,079,179
Consumer loans
   Automobile                                               1,988,187            1,928,376
   Loans on deposits                                          256,657              199,313
   Other consumer loans                                       197,604              129,877
                                                    -----------------    -----------------
       Total consumer loans                                 2,442,448            2,257,566
                                                    -----------------    -----------------
Total loans                                               119,540,696          123,336,745
                                                    -----------------    -----------------

Less
   Unearned and deferred income                               521,345              627,079
   Loans in process                                         4,317,575            5,473,573
   Allowance for loan losses                                  528,202              487,202
                                                    -----------------    -----------------
       Net loans                                    $     114,173,574    $     116,748,891
                                                    =================    =================

The Corporation has sold various loans to other financial intermediaries while retaining the servicing rights. Gains and losses on loan sales are recorded at the time of the sale. Loans sold for which the Corporation has retained servicing totaled $10,243,600 at March 31, 1997. Capitalized mortgage servicing rights at March 31, 1997 were $113,926. No loans were serviced for others at September 30, 1996. At September 30, 1996, loans held for sale totaled $10,463,058 while no loans were held for sale at March 31, 1997.

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - LOANS RECEIVABLE (Continued)

Activity in the allowance for losses on loans for the three- and six-month periods ended March 31, 1997 and 1996 is as follows:

                                            Three months ended              Six months ended
                                                 March 31,                      March 31,
                                     -----------------------------    -----------------------------
                                          1997            1996             1997            1996
                                     ------------     ------------    ------------     ------------
Balance at beginning of period       $    507,202     $    348,002    $    487,202     $    332,902
Provision for loan losses                  21,000           23,000          41,000           38,100
Recoveries
Charge-offs
                                     ------------     ------------    ------------     ------------
Balance at end of period             $    528,202     $    371,002    $    528,202     $    371,002
                                     ============     ============    ============     ============

As of and for the three and six months ended March 31, 1997, there were no loans for which impairment was required to be evaluated on an individual loan by loan basis.

NOTE 4 - BORROWINGS

At March 31, 1997, the Bank had a cash management line of credit enabling it to borrow up to $8,200,000 with the Federal Home Loan Bank (FHLB) of Cincinnati. The line of credit must be renewed on an annual basis. Borrowings outstanding on this line of credit totaled $1,000,000 at March 31, 1997 and $3,200,000 at September 30, 1996, with interest rates ranging from 5.95% to 6.15% and 5.45% to 6.15% at such dates. Additionally, as a member of the Federal Home Loan Bank system, the Bank has the ability to obtain up to approximately $43,906,000 of advances from the FHLB. As a result of this membership, the Bank had adjustable-rate borrowings totaling $10,430,000 at March 31, 1997 and $9,930,000 at September 30, 1996. The interest rates on the borrowings adjust monthly. The interest rates on the borrowings ranged from 5.44% to 6.20% at March 31, 1997 and 5.44% to 5.95% at September 30, 1996. The Bank also had fixed-rate borrowings totaling $4,247,203 at March 31, 1997 and $4,359,203 at September 30, 1996. The interest rates on these borrowings ranged from 5.80% to 6.40% at March 31, 1997 and September 30, 1996. Advances under the borrowing agreement are collateralized by a blanket pledge of the Bank's residential mortgage loan portfolio and Federal Home Loan Bank stock.

At March 31, 1997, required annual principal payments are as follows:

    Year ending March 31:
            1998                                      $     3,798,646
            1999                                            2,947,533
            2000                                            1,317,293
            2001                                            5,557,916
            2002                                              299,415
         Thereafter                                         1,756,400
                                                      ---------------
                                                      $    15,677,203
                                                      ===============

                                   (Continued)

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

As of March 31, 1997 and September 30, 1996, the Corporation had commitments to make fixed-rate 1-4 family residential real estate loans at current market rates totaling $2,839,000 and $2,417,000. Loan commitments are generally for thirty days. The interest rates on the commitments ranged from 6.50% to 8.88% at March 31, 1997 and 6.50% to 10.00% at September 30, 1996. The Corporation had one adjustable-rate 1-4 family residential real estate loan commitment for $100,000 at 5.88% as of March 31, 1997. The Corporation had no commitments to make adjustable-rate 1-4 family residential real estate loans at September 30, 1996.

As of March 31, 1997, the Corporation had a commitment to make a nonresidential real estate loan at 9.25% for $650,000. The Corporation had no commitments to make nonresidential real estate loans at September 30, 1996.

As of March 31, 1997 and September 30, 1996, the Corporation had $2,708,000 and $2,552,000 in unused adjustable-rate home equity lines of credit.

Since commitments to make loans and lines of credit may expire without being used, amounts do not necessarily represent future cash commitments. Collateral obtained on exercise of the commitment is determined using management's credit evaluation of the borrower, and generally consists of residential or commercial real estate. Lines of credit are primarily home equity lines collateralized by second mortgages on 1-4 family residential real estate.

NOTE 6 - STOCK OPTION PLAN

On March 20, 1995, the Stock Option Committee of the Board of Directors granted options to purchase 238,545 shares of common stock at an exercise price of $13.69 to certain officers and directors of the Bank and Corporation. One-fifth of the options awarded become first exercisable on each of the first five anniversaries of the date of grant. The option period expires 10 years from the date of grant. At March 31, 1997 and September 30, 1996, options to purchase 95,418 and 47,709 shares were exercisable. No options were exercised during the three-month and six-month periods ended March 31, 1997 and 1996. In addition, there are 19,342 shares of authorized but unissued common stock reserved for which no options have been granted.

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - STOCK OPTION PLAN (Continued)

On October 1, 1996, the Corporation adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, entities to use a "fair value based method" to account for stock-based compensation plans. If the fair value accounting encouraged by SFAS No. 123 is not adopted, entities must still disclose the pro forma effect on net income and on earnings per share had the accounting method been adopted. Fair value of a stock option is to be estimated using an option-pricing model that considers exercise price, expected life of the option, current price of the stock, expected price volatility, expected dividends on the stock and the risk-free interest rate. Once estimated, the fair value of an option is not later changed. Currently, the Corporation does not have any options subject to the new accounting and disclosure requirements.

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

The Corporation accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. As shares are released from collateral, the Corporation reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $66,351 and $134,395 for the three and six months ended March 31, 1997. ESOP compensation expense was $74,122 and $148,642 for the three and six months ended March 31, 1996. The ESOP shares as of March 31, 1997 and September 30, 1996 were as follows:

                                             March 31,            September 30,
                                               1997                   1996
                                          ---------------        ---------------
Allocated shares                                   38,248                  9,536
Shares released for allocation                      9,564                 28,712
Unreleased shares                                 143,428                152,992
                                          ---------------        ---------------
    Total ESOP shares                             191,240                191,240
                                          ===============        ===============
Fair value of unreleased shares           $     1,954,206        $     2,065,392
                                          ===============        ===============

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - RECOGNITION AND RETENTION PLAN

On October 16, 1995, the Recognition and Retention Plan Committee of the Board of Directors awarded 74,784 shares to certain directors and officers of the Bank and the Corporation. No shares had been previously awarded. One-fifth of such shares will be earned and nonforfeitable on each of the first five anniversaries of the date of the awards. In the event of the death or disability of a participant, however, the participant's shares will be deemed to be earned and nonforfeitable upon such date. At March 31, 1997, 14,957 shares have been earned and distributed. No shares had been earned at September 30, 1996. There were 28,371 shares at March 31, 1997 and September 30, 1996 reserved for future awards. Compensation expense, which is based on the cost of the shares, totaled $53,845 and $107,691 for the three- and six-month periods ended March 31, 1997 and 1996.

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discusses the financial condition of Milton Federal Financial Corporation (the "Corporation") as of March 31, 1997, as compared to September 30, 1996, and the results of operations for the three months and six months ended March 31, 1997, compared with the same periods in 1996. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

     2.   Changes in the amount of deposit insurance assessments;

     3.   The sufficiency of the Corporation's liquidity and capital reserves;
          and

     4. The effect on the Corporation of amendments to the core capital requirement regulations.

See Exhibit 99, Safe Harbor Under the Private Securities Litigation Reform Act of 1995, which is included in this document.

ANALYSIS OF FINANCIAL CONDITION

The Corporation's assets totaled $178.8 million at March 31, 1997, a decrease of $2.0 million, or 1.1%, from $180.8 million at September 30, 1996.

Total securities and FHLB stock decreased from $58.2 million at September 30, 1996, to $56.8 million at March 31, 1997. The decrease was primarily the result of $6.8 million in sales of securities available for sale combined with maturities and principal repayments of $7.3 million. The decrease from sales, maturities and principal repayments was somewhat offset by $12.5

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


million of purchases. Sales were primarily made for interest rate risk strategy purposes. Mortgage-backed and related securities include Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA") and Federal National Mortgage Association ("FNMA") participation certificates and collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits ("REMICs").

Net loans receivable decreased from $116.7 million at September 30, 1996 to $114.2 million at March 31, 1997. The decline was primarily the result of the sale of 1-4 family first mortgage loans with a carrying value of $10.4 million. The loans were sold as a means to manage interest rate risk by reducing the Corporation's investment in various lower-yielding or longer-term fixed-rate loans and to provide additional liquidity for a special $2.50 per share dividend. The Corporation retained the right to service the loans for a fixed spread to provide an additional source of fee income. The loans sold were classified as held for sale at September 30, 1996. At March 31, 1997, there were no loans classified as held for sale. The decline in 1-4 family first mortgage loans resulting from the sale was partially offset by $8.2 million in net new originations. Construction loans decreased from $9.1 million at September 30, 1996 to $6.3 million at March 31, 1997 largely due to the completion of the construction and subsequently being transferred to the 1-4 family first mortgage classification. Home equity loans increased from $2.9 million at September 30, 1996 to $3.9 million at March 31, 1997. The continued growth in mortgage loans is related to growth in the Corporation's market area as the Corporation has not changed its philosophy regarding pricing or underwriting standards during the period.

The Corporation's consumer loan portfolio remained relatively unchanged between September 30, 1996 and at March 31, 1997. Consumer loans are a small portion of the entire loan portfolio and represented 2.0% and 1.8% of total loans at March 31, 1997 and September 30, 1996, respectively.

Total deposits increased $7.2 million, or 5.7%, from $128.6 million at September 30, 1996 to $135.8 million at March 31, 1997. The Corporation experienced little change in passbook savings accounts, negotiable order of withdrawal ("NOW") accounts and money market accounts. Certificates of deposit increased $6.5 million, or 6.8%, and were the primary reason for the overall deposit growth. Certificates of deposit growth has been due to normal operating procedures as the Corporation has not used special promotions to attract increased volume. The portfolio as a percent of total deposits increased slightly from 74.6% at September 30, 1996 to 75.4% at March 31, 1997. All certificates of deposit held at the Bank mature in less than five years.

Borrowed funds decreased $1.8 million from $17.5 million at September 30, 1996 to $15.7 million at March 31, 1997. The decrease was primarily the result of repayments of short-term advances under the Bank's cash management line of credit. The majority of borrowed funds are invested in mortgage-backed and related securities to leverage the Bank's excess capital

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


provided from conversion from a mutual savings and loan association to a stock savings bank (the "Conversion"), and to provide liquidity for future loan growth.

Other liabilities totaled $.6 million at March 31, 1997 as compared to $1.0 million at September 30, 1996. The Bank accrued expense of approximately $728,000 in September 1996 as a result of legislation passed to recapitalize the Savings Association Insurance Fund ("SAIF") of the FDIC. The SAIF was below the level required by law because a significant portion of the assessments paid into the SAIF by thrifts, like the Bank, were used to pay the cost of prior thrift failures. The legislation called for a one-time assessment of $.657 per $100 of SAIF insured deposits held as of March 31, 1995. As a result of the recapitalization of the SAIF, the current disparity between bank and thrift insurance assessments will be reduced. Thrifts had been paying assessments of $.23 per $100 of deposits, which, for most thrifts, was reduced to $.064 per $100 in deposits in January 1997 and is expected to be $.024 per $100 in deposits no later than January 2000.

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

The Corporation's net income of $283,000 and $677,000 for the three and six months ended March 31, 1997 represented a $133,000 and $205,000 decrease from the $416,000 and $882,000 in net income for the three and six months ended March 31, 1996. Similarly, earnings per common share decreased by $.05 and $.08 for the three- and six-month period ended March 31,

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


1997 as compared to the same periods in 1996. The decline in net income is the combined result of decreases in net interest income, lesser amount of realized gains on sales of available for sale securities and increased noninterest expense, partially offset by the gain from the sales of loans.

Net interest income is the largest component of the Corporation's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities.

Historically, the Corporation had only fixed-rate loans in its loan portfolio. Consequently, in periods of rising interest rates, the Corporation's net interest spread is negatively affected because the interest rate paid on deposits increases at a faster pace than the rates earned on loans. As a part of the overall strategy to manage interest rate risk, management began to originate adjustable-rate mortgage loans in the latter quarters of fiscal 1995. As of March 31, 1997, the Corporation had approximately $4.6 million in adjustable-rate mortgage loans as compared to $3.1 million at September 30, 1996. Additionally, almost all of the Corporation's mortgage-backed and related securities portfolio are scheduled to reprice on at least an annual basis.

The net interest income of the Corporation decreased by $71,000 and $133,000 for the three and six months ended March 31, 1997 compared to the same periods in 1996. The change in net interest income is primarily attributable to a decline in the ratio of average interest-earning assets to average interest-bearing liabilities for the three and six months ended March 31, 1997 compared to the same periods in 1996. Management has employed strategies such as the special $2.50 per share dividend and the repurchase of 5% of the outstanding shares to reduce the excess capital position of the Corporation and improve its return on equity. As a result, deposits and borrowed funds have increased in order to continue funding the Corporation's growth.

Interest and fees on loans totaled $2.3 and $4.6 million for the three and six months ended March 31, 1997, compared to $2.1 and $4.3 million for the three and six months ended March 31, 1996. Such increase in interest income was due to higher average loans receivable balances, despite the loan sale, related to the origination of new 1-4 family first mortgages, home equity and construction loans.

Interest on mortgage-backed and related securities totaled $788,000 and $1,559,000 for the three and six months ended March 31, 1997, compared to $712,000 and $1,421,000 for the three and six months ended March 31, 1996. The increase was due to an increase in the yield on mortgage-backed and related securities as compared to the prior periods combined with an overall volume increase. Most of the mortgage-backed and related securities have repriced to higher yield levels over the past year. The adjustable-rate feature of these securities helps mitigate the Corporation's exposure to upward interest rate movement due to its primarily fixed-rate loan portfolio.

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


Interest on securities totaled $111,000 and $227,000 for the three and six months ended March 31, 1997, compared to $151,000 and $303,000 for the comparable periods in 1996. Other interest income, including dividend income, totaled $52,000 and $97,000 for the three and six months ended March 31, 1997, compared to $58,000 and $133,000 for the comparable periods in 1996. The decreases from 1996 levels are the result of lower average balances of securities and overnight funds partially offset by an increase in the overall portfolio yield.

Interest on deposits totaled $1.6 and $3.3 million for the three and six months ended March 31, 1997, and $1.5 and $3.1 million for the three and six months ended March 31, 1996. This increase resulted from an overall increase in the average cost of funds during the comparable periods combined with higher average deposit balances over the prior periods.

Interest on borrowed funds totaled $225,000 and $490,000 for the three and six months ended March 31, 1997, as compared to $95,000 and $165,000 during the comparable periods in 1996. The increase is the result of higher average balances of borrowed funds during the three and six months ended March 31, 1997. Beginning in the fourth quarter of fiscal 1995, the Corporation borrowed funds and invested a portion of these funds in mortgage-backed and related securities to leverage excess capital, as discussed previously. The Corporation borrowed additional adjustable-rate funds for the same purpose in subsequent quarters. The Corporation also borrowed fixed-rate funds to provide for long-term liquidity needs. Total borrowed funds increased during fiscal 1996 but have now leveled off and declined slightly since September 30, 1996. As opportunities arise to further leverage the Corporation's excess capital, the Corporation intends to borrow up to an additional $30 million to fund loan demand and mortgage-backed and related security purchases.

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

The Corporation has not experienced net charge-offs in any of the periods presented. The Corporation's low historical charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a down payment of 20% of

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


the lower of the sales price or appraised value of 1-4 family residential real estate loans, established income information and defined ratios of debt to income. Loans secured by real estate make up 98.0% of the Corporation's loan portfolio, and loans secured by first mortgages on 1-4 family residential real estate constituted 83.7% of total loans at March 31, 1997. Notwithstanding the historical low charge-offs, however, management believes that it is prudent to continue to increase the allowance for loan losses as total loans increase. Accordingly, management anticipates that it will continue its provisions to the allowance for loan losses at current levels for the foreseeable future, providing the volume of nonperforming loans remains insignificant.

Noninterest income totaled $66,000 and $277,000 for the three and six months ended March 31, 1997, and $152,000 and $303,000 for the three months ended March 31, 1996. The decline for both the three- and six-month periods was primarily due to the decrease in realized gains on the sales of securities. Offsetting the decrease for the six-month period was a $118,000 gain on the sale of loans which was discussed previously. The sales in each period were primarily made for interest rate risk strategy purposes. Other changes in noninterest income were insignificant.

Noninterest expense totaled $971,000 and $1,981,000 for the three and six months ended March 31, 1997, compared to $920,000 and $1,826,000 for the three and six months ended March 31, 1996. Salaries and employee benefits and Ohio franchise taxes were the primary causes of the increases. Salaries and employee benefits increased $98,000 and $145,000 for the three and six months ended March 31, 1997, compared to the same periods in 1996 primarily due to annual merit increases and increased staffing for the Bank's new branch which is currently under construction. Ohio franchise taxes increased due to the change in corporate structure during fiscal 1995 and the resulting tax impact of higher capital levels at the Bank and earnings at the Corporation. The second quarter of fiscal 1996 was the first period in which the franchise taxes were impacted by the capital raised in the Conversion. Federal Deposit Insurance premiums decreased $62,000 and $55,000 for the three and six months ended March 31, 1997, compared to the same periods in 1996, primarily due to lower premiums being assessed beginning in January. Other changes in noninterest expense were insignificant.

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

In August 1996, legislation was enacted that repeals the reserve method of accounting used by many thrifts to calculate their bad debt reserve for federal income tax purposes. As a result, small thrifts such as the Bank must recapture the portion of the reserve that exceeds the

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


amount that could have been taken under the experience method for tax years beginning after December 31, 1987. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. At March 31, 1997, the Bank had approximately $1.1 million in bad debt reserves subject to recapture for federal income tax purposes. The deferred tax liability related to the recapture has been previously established. As such, the recapture will not impact the Bank's or the Corporation's net income.

The volatility of income tax expense is primarily attributable to the change in net income before income taxes. Income tax expense for the three and six months ended March 31, 1997, of $144,000 and $348,000 represented an effective rate of 33.8% and 33.9%, compared to $216,000 and $461,000 or an effective rate of 34.2% and 34.3%, for the three and six months ended March 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the six months ended March 31, 1997 and 1996.

                                                                             Six months ended
                                                                                 March 31,
                                                                       --------------------------
                                                                           1997           1996
                                                                       ----------     -----------
                                                                             (In thousands)
Net income                                                             $      677     $       882
Adjustments to reconcile net income to net cash from
  operating activities                                                      9,826            (270)
                                                                       ----------     -----------
Net cash from operating activities                                         10,503             612
Net cash from investing activities                                         (6,564)         (8,455)
Net cash from financing activities                                         (2,569)          9,154
                                                                       ----------     -----------
Net change in cash and cash equivalents                                     1,370           1,311
Cash and cash equivalents at beginning of period                            1,301           1,701
                                                                       ----------     -----------
Cash and cash equivalents at end of period                             $    2,671     $     3,012
                                                                       ==========     ===========

The Corporation's principal sources of funds are deposits; loan and security repayments; securities available for sale and other funds provided by operations. The Corporation also has the ability to borrow from the FHLB of Cincinnati. While scheduled loan repayments and maturing securities are relatively predictable, deposit flows and early loan and mortgage-backed security repayments are more influenced by interest rates, general economic conditions and competition. The Corporation maintains investments in liquid assets based upon management's assessments of (1) the need for funds, (2) expected deposit flows, (3) the yields

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


available on short-term liquid assets and (4) the objectives of the asset/liability management program.

Office of Thrift Supervision ("OTS") regulations presently require the Corporation to maintain an average daily balance of investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less in an amount equal to 5% of the sum of the Corporation's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds upon which the Corporation may rely if necessary to fund deposit withdrawals or other short-term funding needs. At March 31, 1997, the Corporation's regulatory liquidity was 7.10%. At such date, the Corporation had commitments to originate fixed-rate loans totaling $3,489,000 and adjustable-rate loans totaling $100,000. The Corporation had no commitments to purchase or sell loans. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. See Note 5 of the Notes to Consolidated Financial Statements.

The Bank is required by OTS regulations to meet certain minimum capital requirements, which must be generally as stringent as the standards established for banks. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which for the Bank consists solely of tangible capital) of 3.0% of adjusted total assets and risk-based capital (which for the Bank consists of core capital and general valuation allowances) of 8% of risk-weighted assets (assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk). The Bank exceeded all of its capital requirements at March 31, 1997 and September 30, 1996. The OTS has proposed to amend the core capital requirement so that those associations that do not have the highest examination rating and an acceptable level of risk will be required to maintain core capital of from 4% to 5%, depending on the association's examination rating and overall risk. The Bank does not anticipate that it will be adversely affected if the core capital requirements regulations are amended as proposed.

The following table summarizes the Bank's regulatory capital requirements and actual capital at March 31, 1997.

                                                                                 Excess of actual
                                                                               capital over current
                               Actual capital          Current requirement         requirement
                           ---------------------     -----------------------   --------------------     Applicable
(Dollars in thousands)       Amount      Percent       Amount        Percent    Amount      Percent     Asset Total
                           ----------    -------     ---------       -------    -------     -------     -----------
Tangible capital           $   21,471     12.2%      $   2,636        1.5%      $ 18,835      10.7%        $175,754
Core capital                   21,471     12.2           5,273        3.0         16,198       9.2          175,754
Risk-based capital             21,851     25.4           6,627        8.0         15,224      18.4           82,836

The Bank is in the process of constructing a new branch banking office in Brookville, Ohio. The total cost of construction is expected to be $1.2 million, of which, at March 31, 1997, the Bank has paid approximately $395,000.

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


In October, 1996, the Board of Directors of the Corporation authorized the purchase of up to 5% of the Corporation's outstanding common shares over a six-month period. The shares were purchased in the over-the-counter market The 5% share repurchase was completed in February, 1997. In April, 1997, the Board of Directors of the Corporation authorized another 5% share repurchase program for the next six-months.


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Not yet required.

                      MILTON FEDERAL FINANCIAL CORPORATION

                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings
           None

Item 2.    Changes in Securities
           None

Item 3.    Defaults Upon Senior Securities
           None

Item 4.    Submission of Matters to a Vote of Security Holders
           On January 22, 1997, the Annual Meeting of the Shareholders of the Corporation was held. The following members of the Board of Directors of the Corporation were reelected by the votes set forth below for terms expiring in 1999:

           Glenn E. Aidt                FOR:  1,855,647           WITHHELD:            38,589
           Kenneth J. Faze              FOR:  1,888,976           WITHHELD:             5,260
           David R. Hayes               FOR:  1,889,076           WITHHELD:             5,160

           One other matter submitted to the Shareholders, for which the following votes were cast:

           1) Ratification of the selection of Crowe, Chizek and Company LLP as the auditors of the Corporation for the current fiscal year.

           FOR:  1,880,002       AGAINST:  4,770            ABSTAIN:  9,464           NON-VOTES:  0

Item 5.    Other Information
           None

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibit No. 27: Financial Data Schedule

           (b) Exhibit No. 99: Safe Harbor Under the Private Securities Litigation Reform Act of 1995.

           (c) No current reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1997.

                      MILTON FEDERAL FINANCIAL CORPORATION
                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:
     ------------------          -----------------------------------------------
                                 Glenn E. Aidt
                                 President





Date:
     ------------------          -----------------------------------------------
                                 Thomas P. Eyer
                                 Treasurer (Chief Financial Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER          DESCRIPTION                                       PAGE NUMBER
------          -----------                                       -----------
     27         Financial Data Schedule                               33

     99         Safe Harbor Under the Private Securities
                Litigation Reform Act of 1995                         35