Form 10-Q
period 1997-06-30
MILTON FEDERAL FINANCIAL CORP
filed 1997-08-13
CIK 925722

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 (Mark One)

    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended June 30, 1997

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

Yes  [X]     No [ ]

As of August 8, 1997, the latest practicable date, 2,304,836 shares of the registrant's common shares, no par value, were issued and outstanding.

                      MILTON FEDERAL FINANCIAL CORPORATION

                                      INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION  (UNAUDITED)

Item 1.    Financial Statements

      Consolidated Balance Sheets ........................................   3

      Consolidated Statements of Income ..................................   4

      Consolidated Statements of Changes in Shareholders' Equity..........   5

      Consolidated Statements of Cash Flows ..............................   7

      Notes to Consolidated Financial Statements .........................   9


Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations................  21

Item 3.    Quantitative and Qualitative Disclosure About Market Risk......  29

PART II - OTHER INFORMATION...............................................  30

SIGNATURES ...............................................................  31

                      MILTON FEDERAL FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------

Item 1.  Financial Statements
         --------------------

                                                                                  June 30,            September 30,
                                                                                    1997                  1996
                                                                                    ----                  ----

ASSETS
     Cash and amounts due from depository institutions                       $         507,893    $         491,866
     Interest-bearing deposits in other financial institutions                                              809,143
                                                                             -----------------    -----------------
         Total cash and cash equivalents                                               507,893            1,301,009
     Securities available for sale                                                   5,010,491            8,521,559
     Securities held to maturity  (Estimated fair value of
       $3,744,336 at June 30, 1997 and $484,375
       at September 30, 1996)                                                        3,756,434              500,000
     Mortgage-backed and related securities available for sale                      50,587,075           34,009,393
     Mortgage-backed and related securities held to maturity (Estimated market value of $12,521,187 at June 30, 1997
       and $13,807,113 at September 30, 1996)                                       12,647,936           14,002,137
     Federal Home Loan Bank stock                                                    1,730,100            1,181,500
     Loans receivable - net                                                        120,365,181          116,748,891
     Premises and equipment - net                                                    2,240,543            1,541,676
     Real estate owned - net                                                                                 32,654
     Cash surrender value of life insurance                                          1,507,121            1,455,493
     Accrued interest receivable                                                     1,101,278            1,057,428
     Other assets                                                                      784,339              479,077
                                                                             -----------------    -----------------

              Total assets                                                   $     200,238,391    $     180,830,817
                                                                             =================    =================

LIABILITIES
     Deposits                                                                $     138,683,101     $    128,554,107
     Borrowed funds                                                                 33,626,565           17,489,203
     Advance payments by borrowers for taxes and insurance                             384,508              182,810
     Accrued interest payable                                                          177,850              104,818
     Other liabilities                                                               1,102,593            1,020,476
                                                                             -----------------    -----------------
         Total liabilities                                                         173,974,617          147,351,414

SHAREHOLDERS' EQUITY
     Preferred stock, no par value, 1,000,000 shares authorized, none outstanding
     Common stock, no par value, 9,000,000 shares authorized,
       2,578,875 shares issued
     Additional paid-in capital                                                     24,997,908           24,951,691
     Retained earnings                                                               7,953,520           13,535,280
     Treasury stock, at cost, 269,039 shares at June 30, 1997 and
       128,943 shares at September 30, 1996                                         (3,980,932)          (1,997,640)
     Unearned employee stock ownership plan shares                                  (1,495,751)          (1,650,479)
     Unearned recognition and retention plan shares                                 (1,108,421)          (1,269,957)
     Unrealized loss on securities available for sale, net of tax                     (102,550)             (89,492)
                                                                             -----------------    -----------------
         Total shareholders' equity                                                 26,263,774           33,479,403
                                                                             -----------------    -----------------

              Total liabilities and shareholders' equity                     $     200,238,391    $     180,830,817
                                                                             =================    =================

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                      MILTON FEDERAL FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------

                                               Three months ended                  Nine months ended
                                                    June 30,                           June 30,
                                                    --------                           --------
                                              1997            1996               1997            1996
                                              ----            ----               ----            ----
INTEREST AND DIVIDEND INCOME
     Loans, including fees                $ 2,387,435      $ 2,226,765      $ 7,028,568      $ 6,501,728
     Mortgage-backed
       and related securities                 959,136          789,391        2,518,249        2,210,749
     Securities                               139,613          161,631          367,001          465,064
     Other, including dividend
       income                                  30,309           27,573          127,070          160,458
                                          -----------      -----------      -----------      -----------
                                            3,516,493        3,205,360       10,040,888        9,337,999

INTEREST EXPENSE
     Deposits                               1,687,231        1,554,941        4,951,612        4,618,566
     Borrowed funds                           398,492          203,350          888,053          368,521
                                          -----------      -----------      -----------      -----------
                                            2,085,723        1,758,291        5,839,665        4,987,087
                                          -----------      -----------      -----------      -----------

NET INTEREST INCOME                         1,430,770        1,447,069        4,201,223        4,350,912

Provision for loan losses                      32,000           32,000           73,000           70,100
                                          -----------      -----------      -----------      -----------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                 1,398,770        1,415,069        4,128,223        4,280,812

NONINTEREST INCOME
     Service charges and other fees            38,554           30,980          100,889           97,639
     Net realized gain on sale of
       available for sale securities           33,718           27,851           78,403          214,097
     Gain on sale of loans                                                      118,281
     Other income                              30,273           24,831           82,336           74,680
                                          -----------      -----------      -----------      -----------
                                              102,545           83,662          379,909          386,416

NONINTEREST EXPENSE
     Salaries and employee benefits           581,827          492,007        1,692,547        1,457,296
     Occupancy expense                         74,782           72,397          216,520          219,206
     Data processing services                  43,031           36,706          127,718          116,814
     Federal deposit insurance
       premiums                                21,410           70,355           99,827          203,902
     State franchise taxes                     88,242          106,173          283,078          267,019
     Advertising                               11,416            7,998           38,981           29,389
     Other expenses                           141,457          129,613          484,814          447,333
                                          -----------      -----------      -----------      -----------
                                              962,165          915,249        2,943,485        2,740,959
                                          -----------      -----------      -----------      -----------

INCOME BEFORE INCOME TAX                      539,150          583,482        1,564,647        1,926,269

Income tax expense                            183,000          199,000          531,000          660,000
                                          -----------      -----------      -----------      -----------

NET INCOME                                $   356,150      $   384,482      $ 1,033,647      $ 1,266,269
                                          ===========      ===========      ===========      ===========

Earnings per common share                 $      0.16      $      0.17      $      0.47      $      0.54
                                          ===========      ===========      ===========      ===========

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                      MILTON FEDERAL FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    Nine months ended June 30, 1997 and 1996
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                                                                         Unrealized
                                                                                                           Gain on
                                    Additional                                  Unearned      Unearned   Securities
                                     Paid-In      Retained      Treasury          ESOP          RRP       Available
                                     Capital      Earnings       Stock           Shares        Shares      for Sale      Total
                                     -------      --------       -----           ------        ------      --------      -----

Balance at October 1, 1995         $24,880,297   $15,787,634                  $(1,855,736)  $(1,485,339)  $ 175,601   $ 37,502,457

Net income for the period                          1,266,269                                                             1,266,269

Cash dividends -
  $1.30 per share                                 (3,101,462)                                                           (3,101,462)

Commitment to release 14,346
  employee stock ownership
  plan shares                           60,065                                    154,728                                  214,793

11,218 shares earned under
  recognition and retention plan                                                                161,537                    161,537

Purchase of treasury stock,
  128,943 shares at cost                                       $(1,997,640)                                             (1,997,640)

Change in unrealized gain/
  (loss) on securities available
  for sale                                                                                                 (289,121)      (289,121)
                                   -----------   -----------   -----------    -----------   -----------   ---------   ------------

Balance at June 30, 1996           $24,940,362   $13,952,441   $(1,997,640)   $(1,701,008)  $(1,323,802)  $(113,520)  $ 33,756,833
                                   ===========   ===========   ===========    ===========   ===========   =========   ============


--------------------------------------------------------------------------------
                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CONTINUED)
                    Nine months ended June 30, 1997 and 1996
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                                                                         Unrealized
                                                                                                          Loss on
                                  Additional                                   Unearned      Unearned    Securities
                                   Paid-In      Retained      Treasury           ESOP          RRP       Available
                                   Capital      Earnings        Stock           Shares        Shares      for Sale       Total
                                   -------      --------        -----           ------        ------      --------       -----

Balance at October 1, 1996      $ 24,951,691   $13,535,280   $ (1,997,640)   $ (1,650,479)  $(1,269,957)  $ (89,492)  $33,479,403

Net income for the period                        1,033,647                                                              1,033,647

Cash dividends -
  $2.94 per share                               (6,615,407)                                                            (6,615,407)

Commitment to release 14,346
  employee stock ownership
  plan shares                         46,217                                      154,728                                 200,945

11,218 shares earned under
  recognition and retention
  plan                                                                                          161,536                   161,536

Purchase of treasury stock,
  140,096 shares at cost                                       (1,983,292)                                             (1,983,292)

Change in unrealized loss on
securities available for sale                                                                               (13,058)      (13,058)
                                ------------   -----------   ------------    ------------   -----------   ---------   -----------

Balance at June 30, 1997        $ 24,997,908   $ 7,953,520   $ (3,980,932)   $ (1,495,751)  $(1,108,421)  $(102,550)  $26,263,774
                                ============   ===========   ============    ============   ===========   =========   ===========

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                      MILTON FEDERAL FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                           Nine Months Ended
                                                                                               June 30,
                                                                                               --------
                                                                                       1997                1996
                                                                                       ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                 $     1,033,647    $      1,266,269
     Adjustments to reconcile net income to net cash from
       operating activities
         Amortization of deferred loan origination fees                                 (73,156)           (111,210)
         Amortization of premiums, accretion of discounts, net                           17,834              34,918
         Provision for loan losses                                                       73,000              70,100
         Depreciation                                                                   110,117             111,032
         Increase in cash value of life insurance                                       (51,628)            (49,916)
         Net realized gain on sale of available for sale securities                     (78,403)           (214,097)
         Proceeds from sale of loans                                                 10,377,554
         Net gain on sale of loans                                                     (118,281)
         Deferred gain on sale of real estate owned                                     (42,056)
         Federal Home Loan Bank stock dividend                                          (68,600)            (58,500)
         Compensation expense on ESOP shares                                            200,945             214,793
         Compensation expense on RRP shares                                             161,536             161,537
         Deferred tax expense                                                            22,000               3,873
         Change in accrued interest receivable and other assets                        (348,925)           (425,020)
         Change in income taxes payable                                                 347,000             (35,872)
         Change in  accrued expenses and other liabilities                             (207,123)             73,744
                                                                                ---------------    ----------------
              Net cash from operating activities                                     11,355,461           1,041,651

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                                                   (4,500,000)           (500,000)
         Proceeds from maturities                                                     6,000,000           2,000,000
         Proceeds from sales                                                          2,000,000
     Securities held to maturity
         Purchases                                                                   (3,256,975)           (500,000)
     Mortgage-backed securities available for sale
         Purchases                                                                  (27,199,828)        (19,286,413)
         Proceeds from principal payments                                               576,912           1,684,523
         Proceeds from sales                                                         10,126,019           8,949,173
     Mortgage-backed securities held to maturity
         Proceeds from principal payments                                             1,325,808           2,411,843
     Increase in loans, net                                                         (13,875,407)        (11,669,381)
     Premises and equipment expenditures                                               (809,171)           (224,669)
     Purchase federal Home Loan Bank stock                                             (480,000)             (3,200)
     Proceeds from sale of real estate owned                                             74,710
                                                                                ---------------    ----------------
     Net cash from investing activities                                             (30,017,932)        (17,138,124)

--------------------------------------------------------------------------------

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                                                         Nine Months Ended
                                                                                               June 30,
                                                                                               --------
                                                                                       1997                 1996
                                                                                       ----                 ----

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposit accounts                                                  10,128,994           9,558,186
     Net change in advance payments by borrowers for taxes
       and insurance                                                                    201,698             120,453
     Net change in short-term borrowings                                               (500,000)            700,000
     Long-term advances from Federal Home Loan Bank                                  17,875,000          10,120,000
     Principal payments on Federal Home Loan Bank advances                           (1,237,638)            (36,046)
     Cash dividends paid                                                             (6,615,407)         (3,101,462)
     Purchase of treasury stock                                                      (1,983,292)         (1,997,640)
                                                                                ---------------    ----------------
         Net cash from financing activities                                          17,869,355          15,363,491
                                                                                ---------------    ----------------

Net change in cash and cash equivalents                                                (793,116)           (732,982)

Cash and cash equivalents at beginning of period                                      1,301,009           1,700,740
                                                                                ---------------    ----------------

Cash and cash equivalents at end of period                                      $       507,893    $        967,758
                                                                                ===============    ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period for
         Interest                                                               $     5,766,633    $      4,916,858
         Income taxes                                                                   162,000             692,000

     Noncash activities
         Transfers of mortgage-backed and related securities from
           held to maturity to available for sale as allowed by the
           SFAS No. 115 implementation guide                                                              9,090,701

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

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Milton Federal Financial Corporation (the "Corporation") at June 30, 1997, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements have been prepared in accordance with the instructions of Form 10-Q and therefore do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with financial statements and notes thereto of the Corporation for the fiscal year ended September 30, 1996, included in its 1996 annual report. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's 1996 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

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


--------------------------------------------------------------------------------
                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per common share was computed by dividing net income by the weighted average number of shares outstanding for the three and nine months ended June 30, 1997 and 1996. The weighted average number of shares outstanding for the three and nine months ended June 30, 1997 were 2,177,806 and 2,210,120. The weighted average number of shares outstanding for the three and nine months ended June 30, 1996 were 2,302,831 and 2,351,338 respectively. Stock options outstanding do not presently have a dilutive effect of greater than 3% on earnings per common share and are therefore not considered for purposes of earnings per share disclosure. Unreleased ESOP shares are not considered to be outstanding shares for the purpose of determining the weighted average number of shares used in the earnings per common share calculation.

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

The Financial Accounting Standards Board ("FASB") issued a Question and Answer Implementation Guide to Statement of Financial Accounting Standards ("SFAS") No. 115 in November 1995. Based on the reading thereof and in accordance with the provisions of this implementation guidance, the Corporation conducted a one-time reassessment of the appropriateness of its securities classifications and transferred $9,090,701 of securities classified as held-to-maturity to available-for-sale. The unrealized gain at the time securities were transferred was approximately $179,000.

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

--------------------------------------------------------------------------------
                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Corporation adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights," on October 1, 1996. Mortgage servicing rights represent the allocated value of servicing rights retained on loans sold. Mortgage servicing rights are expensed in proportion to, and over the period of, estimated servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance. Mortgage servicing rights totaled $111,397 at June 30, 1997, and are included in "Other assets," in the accompanying consolidated balance sheet. Amortization expense of mortgage servicing rights totaled $2,529 and $4,970 for the three months and nine months ended June 30, 1997.

--------------------------------------------------------------------------------
                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued by the FASB in 1996. It revises the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It was originally effective for some transactions in 1997 and others in 1998. SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" was issued in December 1996. SFAS No. 127 defers for one year the effective date of provisions related to securities lending, repurchase agreements and other similar transactions. The remaining portions of SFAS 125 became effective January 1, 1997. SFAS No. 125 did not have a material impact on the Corporation's financial statements.

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

--------------------------------------------------------------------------------
                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES

The amortized cost and estimated fair values of securities are as follows:

                                            -------------------------------June 30, 1997---------------------------
                                                                      Gross          Gross            Estimated
                                                 Amortized         Unrealized      Unrealized            Fair
                                                   Cost               Gains          Losses              Value
                                                   ----               -----          ------              -----

SECURITIES AVAILABLE FOR SALE

     Securities
         U.S. Government and
           federal agency securities        $       5,000,868    $      2,502     $     (7,879)   $       4,995,491
         Equity securities                             15,000                                                15,000
                                            -----------------    ------------     ------------    -----------------
              Total  securities             $       5,015,868    $      2,502     $     (7,879)   $       5,010,491
                                            =================    ============     ============    =================

     Mortgage-backed and related
       securities
         FNMA certificates                  $       2,366,822    $     22,621     $     (2,934)   $       2,386,509
         FHLMC certificates                         2,157,442          48,103           (5,678)           2,199,867
         Collateralized mortgage
           obligations and REMICs                  46,212,812         299,235         (511,348)          46,000,699
                                            -----------------    ------------     ------------    -----------------
              Total mortgage-backed
                and related securities      $      50,737,076    $    369,959     $   (519,960)   $      50,587,075
                                            =================    ============     ============    =================


SECURITIES HELD TO MATURITY

     Securities
         U.S. Government and
           federal agency securities        $       3,756,434    $      4,440     $    (16,538)   $       3,744,336
                                            =================    ============     ============    =================

     Mortgage-backed and related
       securities
         FNMA certificates                  $       5,417,198    $     39,613     $   (119,491)   $       5,337,320
         GNMA certificates                            840,481          36,647                               877,128
         FHLMC certificates                         6,390,257          65,597         (149,115)           6,306,739
                                            -----------------    ------------     ------------    -----------------
              Total mortgage-backed
                and related securities      $      12,647,936    $    141,857     $   (268,606)   $      12,521,187
                                            =================    ============     ============    =================


--------------------------------------------------------------------------------
                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

                                            -------------------------September 30, 1996----------------------

                                                                 Gross            Gross           Estimated
                                               Amortized      Unrealized        Unrealized          Fair
                                                 Cost            Gains            Losses            Value
                                                 ----            -----            ------            -----

SECURITIES AVAILABLE FOR SALE

     Securities
         U.S. Treasury securities           $    2,999,645    $      7,230                     $   3,006,875
         U.S. Government and
           federal agency securities             5,503,769             620     $     (4,705)       5,499,684
         Equity securities                          15,000                                            15,000
                                            --------------    ------------     ------------    -------------
              Total securities              $    8,518,414    $      7,850     $     (4,705)   $   8,521,559
                                            ==============    ============     ============    =============

     Mortgage-backed and related
       securities
         FNMA certificates                  $      510,095    $     13,526                     $     523,621
         FHLMC certificates                      2,596,117          63,413                         2,659,530
         Collateralized mortgage
           obligations and REMICs               31,041,919         175,155     $   (390,832)      30,826,242
                                            --------------    ------------     ------------    -------------
              Total mortgage-backed
                and related securities      $   34,148,131    $    252,094     $   (390,832)   $  34,009,393
                                            ==============    ============     ============    =============

SECURITIES HELD TO MATURITY

     Securities
         U.S. Government and
           federal agency security          $      500,000                     $    (15,625)   $     484,375
                                            ==============                     ============    =============

     Mortgage-backed and related
       securities
         FNMA certificates                  $    5,904,260    $     30,425     $   (139,212)   $   5,795,473
         GNMA certificates                         917,818          20,166                           937,984
         FHLMC certificates                      7,180,059          54,173         (160,576)       7,073,656
                                            --------------    ------------     ------------    -------------
              Total mortgage-backed
                and related securities      $   14,002,137    $    104,764     $   (299,788)   $  13,807,113
                                            ==============    ============     ============    =============

--------------------------------------------------------------------------------
                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

Substantially all collateralized mortgage obligations and REMICs (real estate mortgage investment conduits) are backed by pools of mortgages that are insured or guaranteed by the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC").

The amortized cost and estimated fair value of securities at June 30, 1997, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                          Amortized           Estimated
                                                                            Cost             Fair Value
                                                                            ----             ----------

         SECURITIES AVAILABLE FOR SALE
              Due in one year or less                                  $     1,000,868    $      1,003,057
              Due after one through five years                               4,000,000           3,992,434
              Equity securities                                                 15,000              15,000
                                                                       ---------------    ----------------
                  Total securities                                           5,015,868           5,010,491

              Mortgage-backed and related securities                        50,737,076          50,587,075
                                                                       ---------------    ----------------

                  Total                                                $    55,752,944    $     55,597,566
                                                                       ===============    ================

           SECURITIES HELD TO MATURITY
              Due after one through five years                         $     3,256,434    $      3,254,961
              Due after five through ten years                                 500,000             489,375
                                                                       ---------------    ----------------
                  Total securities                                           3,756,434           3,744,336

              Mortgage-backed and related securities                        12,647,936          12,521,187
                                                                       ---------------    ----------------

                  Total                                                $    16,404,370    $     16,265,523
                                                                       ===============    ================

Realized gains or losses are determined based on the amortized cost of the specific security sold. Interest and dividend income, adjusted by amortization of purchase premium or discount, is included in earnings.

During the nine months ended June 30, 1997, proceeds from the sales of securities available for sale were $2,000,000. Gross gains of $119 were included in earnings. No securities available for sale were sold during the nine months ended June 30, 1996.

--------------------------------------------------------------------------------
                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

During the nine months ended June 30, 1997, proceeds from the sales of mortgage-backed and related securities available for sale were $10,126,019, with gross realized gains of $78,284. During the nine months ended June 30, 1996, proceeds from the sales of mortgage-backed and related securities available for sale were $8,949,173 with gross realized gains of $241,207 and gross realized losses of $27,110 included in earnings.

NOTE 3 - LOANS RECEIVABLE

Loans receivable consisted of the following:

                                                                          June 30,           September 30,
                                                                            1997                 1996
                                                                            ----                 ----

         Residential real estate loans
              1-4 family (first mortgage)                            $    103,728,945    $     102,392,912
              Home equity (1-4 family second mortgage)                      3,826,135            2,928,693
              Multi-family                                                  1,682,246            2,248,970
         Nonresidential real estate loans                                   5,947,545            4,425,522
         Construction loans                                                 8,009,292            9,083,082
                                                                     ----------------    -----------------
                 Total real estate loans                                  123,194,163          121,079,179
         Consumer loans
              Automobile                                                    2,043,993            1,928,376
              Loans on deposits                                               349,901              199,313
              Other consumer loans                                            226,764              129,877
                                                                     ----------------    -----------------
                  Total consumer loans                                      2,620,658            2,257,566
         Commercial loans                                                     272,635
                                                                     ----------------
         Total loans                                                      126,087,456          123,336,745
                                                                     ----------------    -----------------

         Less
              Deferred loan fee income                                        517,109              627,079
              Loans in process                                              4,644,964            5,473,573
              Allowance for loan losses                                       560,202              487,202
                                                                     ----------------    -----------------

                  Net loans                                          $    120,365,181    $     116,748,891
                                                                     ================    =================

The Corporation has sold various loans to other financial intermediaries while retaining the servicing rights. Gains and losses on loan sales are recorded at the time of the sale. Loans sold for which the Corporation has retained servicing totaled $10,016,171 at June 30, 1997. Capitalized mortgage servicing rights at June 30, 1997 were $111,397. No loans were serviced for others at September 30, 1996. At September 30, 1996, loans held for sale totaled $10,463,058 while no loans were held for sale at June 30, 1997.


--------------------------------------------------------------------------------
                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 3 - LOANS RECEIVABLE (Continued)

Activity in the allowance for losses on loans for the three- and nine-month periods ended June 30, 1997 and 1996 is as follows:

                                                            Three months ended             Nine months ended
                                                                  June 30                       June 30,
                                                                  -------                       --------
                                                          1997            1996             1997            1996
                                                          ----            ----             ----            ----

     Balance at beginning of period                  $    528,202     $    371,002    $    487,202     $    332,902
     Provision for loan losses                             32,000           32,000          73,000           70,100
     Recoveries
     Charge-offs
                                                     ------------     ------------    ------------     ------------

     Balance at end of period                        $    560,202     $    403,002    $    560,202     $    403,002
                                                     ============     ============    ============     ============

As of and for the three and nine months ended June 30, 1997, there were no loans for which impairment was required to be evaluated on an individual loan by loan basis.


NOTE 4 - BORROWINGS

At June 30, 1997, the Bank had a cash management line of credit enabling it to borrow up to $8,200,000 from the Federal Home Loan Bank (FHLB) of Cincinnati. The line of credit must be renewed on an annual basis. Borrowings outstanding on this line of credit totaled $2,700,000 at June 30, 1997 and $3,200,000 at September 30, 1996, with interest rates ranging from 5.75% to 6.15% and 5.45% to 6.15% at such dates. Additionally, as a member of the Federal Home Loan Bank system, the Bank has the ability to obtain additional borrowings up to a total of $49,354,000, including the line of credit. As a result of this membership, the Bank had adjustable-rate borrowings totaling $26,805,000 at June 30, 1997 and $9,930,000 at September 30, 1996. The interest rates on the borrowings adjust monthly. The interest rates on the borrowings ranged from 5.69% to 6.20% at June 30, 1997 and 5.44% to 5.95% at September 30, 1996. The Bank also had fixed-rate borrowings totaling $4,121,565 at June 30, 1997 and $4,359,203 at September 30, 1996. The interest rates on these borrowings ranged from 5.80% to 6.40% at June 30, 1997 and September 30, 1996. Advances under the borrowing agreement are collateralized by a blanket pledge of the Bank's residential mortgage loan portfolio and Federal Home Loan Bank stock.

--------------------------------------------------------------------------------
                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 4 - BORROWINGS (Continued)

At June 30, 1997, required annual principal payments are as follows:

                   Period ending June 30:
                            1998                           $     8,641,432
                            1999                                17,185,853
                            2000                                   291,117
                            2001                                 5,552,239
                            2002                                   294,224
                         Thereafter                              1,661,700
                                                           ---------------
                                                           $    33,626,565
                                                           ===============

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to make loans, standby letters of credit and the unfunded portion of approved lines of credit. The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans is represented by the contractual amount of those instruments. The Corporation follows the same credit policy to make such commitments as is followed for those loans recorded in the financial statements.

As of June 30, 1997 and September 30, 1996, the Corporation had commitments to make fixed-rate 1-4 family residential real estate loans at current market rates totaling $1,263,000 and $2,417,000. Loan commitments are generally for thirty days. The interest rates on the commitments ranged from 7.50% to 9.25% at June 30, 1997 and 6.50% to 10.00% at September 30, 1996. The Corporation had one adjustable-rate 1-4 family residential real estate loan commitment for $112,000 at 8.38% as of June 30, 1997. The Corporation had no commitments to make adjustable-rate 1-4 family residential real estate loans at September 30, 1996.

As of June 30, 1997, the Corporation had commitments to make fixed-rate nonresidential real estate loans totaling $1,150,000 with interest rates ranging from 9.25% to 9.50%. The Corporation had no commitments to make nonresidential real estate loans at September 30, 1996.

Standby letters of credit are conditional commitments to guarantee a customer's performance to a third party. At June 30, 1997, the Corporation had standby letter of credit commitments totaling $286,000, while there were no such commitments at September 30, 1996.

As of June 30, 1997 and September 30, 1996, the Corporation had $3,262,000 and $2,552,000 in unused adjustable-rate home equity lines of credit.


--------------------------------------------------------------------------------
                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 5 - COMMITMENTS AND CONTINGENCIES (Continued)

Since commitments to make loans, standby letters of credit and lines of credit may expire without being used, amounts do not necessarily represent future cash commitments. Collateral obtained on exercise of the commitment is determined using management's credit evaluation of the borrower, and generally consists of residential or commercial real estate. Lines of credit are primarily home equity lines collateralized by second mortgages on 1-4 family residential real estate.

NOTE 6 - STOCK OPTION PLAN

On March 20, 1995, the Stock Option Committee of the Board of Directors granted options to purchase 238,545 shares of common stock at an exercise price of $13.69 to certain officers and directors of the Bank and Corporation. One-fifth of the options awarded become first exercisable on each of the first five anniversaries of the date of grant. The option period expires 10 years from the date of grant. At June 30, 1997 and September 30, 1996, options to purchase 95,418 and 47,709 shares were exercisable. No options were exercised during the three-month and nine-month periods ended June 30, 1997 and 1996. In addition, there are 19,342 shares of authorized but unissued common stock reserved for which no options have been granted.

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

--------------------------------------------------------------------------------
                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 7 - EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

The Corporation accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. As shares are released from collateral, the Corporation reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $66,550 and $200,945 for the three and nine months ended June 30, 1997. ESOP compensation expense was $66,151 and $214,793 for the three and nine months ended June 30, 1996. The ESOP shares as of June 30, 1997 and September 30, 1996 were as follows:

                                                     June 30,     September 30,
                                                       1997           1996
                                                       ----           ----

              Allocated shares                          38,248          9,536
              Shares released for allocation            14,346         28,712
              Unreleased shares                        138,646        152,992
                                                   -----------    -----------
                  Total ESOP shares                    191,240        191,240
                                                   ===========    ===========

              Fair value of unreleased shares      $ 1,906,383    $ 2,065,392
                                                   ===========    ===========


NOTE 8 - RECOGNITION AND RETENTION PLAN

On October 16, 1995, the Recognition and Retention Plan Committee of the Board of Directors awarded 74,784 shares to certain directors and officers of the Bank and the Corporation. No shares had been previously awarded. One-fifth of such shares will be earned and nonforfeitable on each of the first five anniversaries of the date of the awards. In the event of the death or disability of a participant, however, the participant's shares will be deemed to be earned and nonforfeitable upon such date. At June 30, 1997, 14,957 shares have been earned and distributed. No shares had been earned at September 30, 1996. There were 28,371 shares at June 30, 1997 and September 30, 1996 reserved for future awards. Compensation expense, which is based on the cost of the shares, totaled $53,845 and $161,536 for the three- and nine-month periods ended June 30, 1997 and $53,846 and $161,537 for the three- and nine-month periods ended June 30, 1996.




--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
             and Results of Operations
             -------------------------

The following discusses the financial condition of Milton Federal Financial Corporation (the "Corporation") as of June 30, 1997, as compared to September 30, 1996, and the results of operations for the three- and nine-month periods ended June 30, 1997, compared with the same periods in 1996. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

     2. The Corporation's intention to borrow additional funds as opportunities to leverage excess capital arise;

     3.   Changes in the amount of deposit insurance assessments;

     4.   The sufficiency of the Corporation's liquidity and capital reserves;
          and

     5. The effect on the Corporation of amendments to the core capital requirement regulations.

See Exhibit 99, Safe Harbor Under the Private Securities Litigation Reform Act of 1995, which is included in this document.

ANALYSIS OF FINANCIAL CONDITION

The Corporation's assets totaled $200.2 million at June 30, 1997, an increase of $19.4 million, or 10.7%, from $180.8 million at September 30, 1996. The growth in assets was primarily in mortgage-backed and related securities and loans receivable. Such growth was funded by increased deposits and borrowed funds.


--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


Total securities and FHLB stock increased $15.5 million from $58.2 million at September 30, 1996, to $73.7 million at June 30, 1997. The increase was due to $35.4 million in securities purchases. Most of the securities purchased were part of the Corporation's strategy of borrowing long-term, variable-rate funds from the FHLB to purchase similar-maturity, variable-rate mortgage-backed and related securities to capitalize on the yield spread. Offsetting the purchases were $12.1 million in sales of securities and mortgage-backed and related securities available for sale and maturities and principal repayments of $7.9 million. Sales were primarily made for interest rate risk strategy purposes. Mortgage-backed and related securities include Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA") and Federal National Mortgage Association ("FNMA") participation certificates and collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits ("REMICs").

Net loans receivable increased from $116.7 million at September 30, 1996 to $120.4 million at June 30, 1997. Despite net new loans of $13.9 million, the Corporation's loan portfolio increased only moderately by $3.7 million for the nine months ended June 30, 1997. This was the result of the sale of 1-4 family first mortgage loans with a carrying value of $10.4 million. The loans were sold as a means to manage interest rate risk by reducing the Corporation's investment in various lower-yielding or longer-term fixed-rate loans and to provide additional liquidity for a special $2.50 per share dividend paid during the first quarter. The Corporation retained the right to service the loans for a fixed spread to provide an additional source of fee income. The loans sold were classified as held for sale at September 30, 1996. At June 30, 1997, there were no loans classified as held for sale. The decline in 1-4 family first mortgage loans resulting from the sale was entirely offset as such loans increased from $102.4 million at September 30, 1996 to $103.7 million at June 30, 1997. At the same time, construction loans decreased from $9.1 million at September 30, 1996 to $8.0 million at June 30, 1997. The shift from construction to 1-4 family first mortgage loans occurred as loans were transferred to 1-4 family first mortgage classification upon completion of construction. Home equity loans and nonresidential real estate loans increased from $2.9 million and $4.4 million, respectively, at September 30, 1996 to $3.8 million and $5.9 million at June 30, 1997. Home equity loans increased as a result of the Corporation's competitive marketing effort targeting such loans, while the increase in nonresidential real estate loans was due to the origination of a few larger balance loans primarily in the third quarter. The continued growth in total real estate loans is related to growth in the Corporation's market area as the Corporation has not changed its philosophy regarding pricing or underwriting standards during the period.

The Corporation's consumer loan portfolio increased $363,000 between September 30, 1996 and at June 30, 1997. Despite the increase, consumer loans remain a small portion of the entire loan portfolio and represented 2.1% and 1.8% of total loans at June 30, 1997 and September 30, 1996, respectively.

During the third quarter, the Corporation began originating commercial-purpose business loans secured by collateral other than real estate. At June 30, 1997 commercial loans totaled $273,000 and were not a significant part of the overall loan portfolio.

--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


Total deposits increased $10.1 million, or 7.9%, from $128.6 million at September 30, 1996 to $138.7 million at June 30, 1997. The Corporation experienced little change in passbook savings accounts, negotiable order of withdrawal ("NOW") accounts and money market accounts. Certificates of deposit increased $10.2 million, or 10.7%, and were the primary reason for the overall deposit growth. Certificates of deposit growth has been due to normal operating procedures as the Corporation has not used special promotions to attract increased volume. The portfolio as a percent of total deposits increased slightly from 74.6% at September 30, 1996 to 76.5% at June 30, 1997. All certificates of deposit held at the Bank mature in less than five years.

Borrowed funds increased $16.1 million from $17.5 million at September 30, 1996 to $33.6 million at June 30, 1997. The increase from new long term advances of $17.9 million was offset by principal repayments of $1.2 million and a net decrease in short-term advances under the Bank's cash management line of credit of $500,000. The majority of borrowed funds are invested in mortgage-backed and related securities to leverage the Bank's excess capital provided from conversion from a mutual savings and loan association to a stock savings bank (the "Conversion"), and to provide liquidity for future loan growth.

Other liabilities increased from $1.0 million at September 30, 1996 to $1.1 million at June 30, 1997. At June 30, 1997, other liabilities included an interest-bearing deposit in another financial institution which had an overdraft balance of $352,000. Although the Corporation's accounting records reflected an overdraft due to various items in the process of clearing, the deposit account balance recorded by the other financial institution did not reflect an overdraft. At September 30, 1996, other liabilities included an accrued expense of approximately $728,000 as a result of legislation passed to recapitalize the Savings Association Insurance Fund ("SAIF") of the FDIC. The special assessment was subsequently paid during the first quarter of fiscal 1997. The SAIF was below the level required by law because a significant portion of the assessments paid into the SAIF by thrifts, like the Bank, were used to pay the cost of prior thrift failures. The legislation called for a one-time assessment of $.657 per $100 of SAIF insured deposits held as of June 30, 1995. As a result of the recapitalization of the SAIF, the current disparity between bank and thrift insurance assessments was reduced. Thrifts had been paying assessments of $.23 per $100 of deposits, which, for most thrifts, was reduced to $.064 per $100 in deposits in January 1997 and is expected to be $.024 per $100 in deposits no later than January 2000.

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


--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


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

The Corporation's net income of $356,000 and $1,034,000 for the three and nine months ended June 30, 1997 represented a $28,000 and $232,000 decrease from the $384,000 and $1,266,000 in net income for the three and nine months ended June 30, 1996. Similarly, earnings per common share decreased by $.01 and $.07 for the three and nine months ended June 30, 1997 as compared to the same periods in 1996. The decline in net income is the combined result of decreases in net interest income, a lesser amount of realized gains on sales of available for sale securities and increased noninterest expense, partially offset by the gain from the sales of loans.

Net interest income is the largest component of the Corporation's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities.

Historically, the Corporation had only fixed-rate loans in its loan portfolio. Consequently, in periods of rising interest rates, the Corporation's net interest spread is negatively affected because the interest rate paid on deposits increases at a faster pace than the rates earned on loans. As a part of the overall strategy to manage interest rate risk, management began to originate adjustable-rate mortgage loans in the latter quarters of fiscal 1995. As of June 30, 1997, the Corporation had approximately $5.9 million in adjustable-rate mortgage loans as compared to $3.1 million at September 30, 1996. Additionally, most of the Corporation's mortgage-backed and related securities portfolio are scheduled to reprice on at least an annual basis.

The net interest income of the Corporation decreased by $16,000 and $150,000 for the three and nine months ended June 30, 1997 compared to the same periods in 1996. The change in net interest income is primarily attributable to a decline in the ratio of average interest-earning assets to average interest-bearing liabilities for the three and nine months ended June 30, 1997 compared to the same periods in 1996. Management has employed strategies such as the


--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


special $2.50 per share dividend and the common stock repurchases to reduce the excess capital position of the Corporation and improve its return on equity. As a result, deposits and borrowed funds have increased in order to continue funding the Corporation's growth.

Interest and fees on loans totaled $2.4 and $7.0 million for the three and nine months ended June 30, 1997, compared to $2.2 and $6.5 million for the three and nine months ended June 30, 1996. Such increase in interest income was due to higher average loans receivable balances, despite the loan sale, related to the origination of new 1-4 family first mortgages, home equity and nonresidential real estate loans.

Interest on mortgage-backed and related securities totaled $959,000 and $2.5 million for the three and nine months ended June 30, 1997, compared to $789,000 and $2.2 million for the three and nine months ended June 30, 1996. The increase was primarily due to an increase in the volume of mortgage-backed and related securities combined with a slight increase in the yield on mortgage-backed and related securities as compared to the prior periods. Several of the mortgage-backed and related securities have repriced to higher yield levels as compared to the prior year. The adjustable-rate feature of these securities helps mitigate the Corporation's exposure to upward interest rate movement due to its primarily fixed-rate loan portfolio.

Interest on securities totaled $140,000 and $367,000 for the three and nine months ended June 30, 1997, compared to $162,000 and $465,000 for the comparable periods in 1996. Other interest income, including dividend income, totaled $30,000 and $127,000 for the three and nine months ended June 30, 1997, compared to $28,000 and $160,000 for the comparable periods in 1996. The overall decrease for such investments from 1996 levels are the result of lower average balances of securities and overnight funds partially offset by an increase in the overall portfolio yield.

Interest on deposits totaled $1.7 and $5.0 million for the three and nine months ended June 30, 1997, and $1.6 and $4.6 million for the three and nine months ended June 30, 1996. This increase resulted from an overall increase in the average cost of funds during the comparable periods combined with higher average deposit balances over the prior periods.

Interest on borrowed funds totaled $398,000 and $888,000 for the three and nine months ended June 30, 1997, as compared to $203,000 and $369,000 during the comparable periods in 1996. The increase is the result of higher average balances of borrowed funds during the three and nine months ended June 30, 1997. Beginning in the fourth quarter of fiscal 1995, the Corporation borrowed funds and invested a portion of these funds in mortgage-backed and related securities to leverage excess capital, as discussed previously. The Corporation borrowed additional adjustable-rate funds for the same purpose in subsequent quarters. The Corporation also borrowed fixed-rate funds to provide for long-term liquidity needs. Total borrowed funds increased during fiscal 1996 and began to decline slightly during the first two quarters of fiscal 1997; however, during the third quarter of fiscal 1997, new advances net of repayments totaled $18.4 million. As opportunities arise to further leverage the Corporation's

--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


excess capital, the Corporation may make additional borrowings to fund loan demand and mortgage-backed and related security purchases.

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

The Corporation has not experienced net charge-offs in any of the periods presented. The Corporation's low historical charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a down payment of 20% of the lower of the sales price or appraised value of 1-4 family residential real estate loans, established income information and defined ratios of debt to income. Loans secured by real estate make up 97.7% of the Corporation's loan portfolio, and loans secured by first mortgages on 1-4 family residential real estate constituted 82.3% of total loans at June 30, 1997. Notwithstanding the historical low charge-offs, however, management believes that it is prudent to continue to increase the allowance for loan losses as total loans increase. Accordingly, management anticipates that it will continue its provisions to the allowance for loan losses at current levels for the foreseeable future, providing the volume of nonperforming loans remains insignificant.

Noninterest income totaled $103,000 and $380,000 for the three and nine months ended June 30, 1997, and $84,000 and $386,000 for the three and nine months ended June 30, 1996. The increase over the three-month period was due to slight increases in the service charges and other fee income, securities gains and other income. The decline for the nine-month periods was primarily due to the decrease in realized gains on the sales of available-for-sale securities. Offsetting the decrease was a $118,000 gain on the sale of loans which was discussed previously. The securities sales in each period were primarily made for interest rate risk strategy purposes. Other changes in noninterest income for the nine month periods were insignificant.

Noninterest expense totaled $962,000 and $2,943,000 for the three and nine months ended June 30, 1997, compared to $915,000 and $2,741,000 for the three and nine months ended June 30, 1996. Salaries and employee benefits were the primary cause of the increases. Salaries and employee benefits increased $90,000 and $236,000 for the three and nine months ended


--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------



June 30, 1997, compared to the same periods in 1996 primarily due to annual merit increases and increased staffing for the Bank's new branch which is currently under construction. Federal Deposit Insurance premiums decreased $49,000 and $104,000 for the three and nine months ended June 30, 1997, compared to the same periods in 1996, primarily due to lower premiums being assessed beginning in January. Other changes in noninterest expense were insignificant.

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

In August 1996, legislation was enacted that repeals the reserve method of accounting used by many thrifts to calculate their bad debt reserve for federal income tax purposes. As a result, small thrifts such as the Bank must recapture the portion of the reserve that exceeds the amount that could have been taken under the experience method for tax years beginning after December 31, 1987. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. At June 30, 1997, the Bank had approximately $1.1 million in bad debt reserves subject to recapture for federal income tax purposes. The deferred tax liability related to the recapture has been previously established. As such, the recapture will not impact the Bank's or the Corporation's net income.

The volatility of income tax expense is primarily attributable to the change in net income before income taxes. Income tax expense for the three and nine months ended June 30, 1997, of $183,000 and $531,000 represented an effective rate of 33.9% for both periods, compared to $199,000 and $660,000 or an effective rate of 34.1% and 34.3%, for the three and nine months ended June 30, 1996.


--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the nine months ended June 30, 1997 and 1996.

                                                                                      Nine months ended
                                                                                          June 30,
                                                                                          --------
                                                                                    1997           1996
                                                                                    ----           ----
                                                                                        (In thousands)
         Net income                                                             $    1,034     $     1,266
         Adjustments to reconcile net income to net cash from
           operating activities                                                     10,321            (225)
                                                                                ----------     -----------
         Net cash from operating activities                                         11,355           1,041
         Net cash from investing activities                                        (30,017)        (17,138)
         Net cash from financing activities                                         17,869          15,364
                                                                                ----------     -----------
         Net change in cash and cash equivalents                                      (793)           (733)
         Cash and cash equivalents at beginning of period                            1,301           1,701
                                                                                ----------     -----------
         Cash and cash equivalents at end of period                             $      508     $       968
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

Office of Thrift Supervision ("OTS") regulations presently require the Corporation to maintain an average daily balance of investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less in an amount equal to 5% of the sum of the Corporation's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds upon which the Corporation may rely if necessary to fund deposit withdrawals or other short-term funding needs. At June 30, 1997, the Corporation's regulatory liquidity was 7.16%. At such date, the Corporation had commitments to originate fixed-rate loans totaling $2,413,000 and adjustable-rate loans totaling $112,000. The Corporation had no commitments to purchase or sell loans. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. See Note 5 of the Notes to Consolidated Financial Statements.


--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------



The Bank is required by OTS regulations to meet certain minimum capital requirements, which must be generally as stringent as the standards established for banks. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which for the Bank consists solely of tangible capital) of 3.0% of adjusted total assets and risk-based capital (which for the Bank consists of core capital and general valuation allowances) of 8% of risk-weighted assets (assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk). The Bank exceeded all of its capital requirements at June 30, 1997 and September 30, 1996. The OTS has proposed to amend the core capital requirement so that those associations that do not have the highest examination rating and an acceptable level of risk will be required to maintain core capital of from 4% to 5%, depending on the association's examination rating and overall risk. The Bank does not anticipate that it will be adversely affected if the core capital requirements regulations are amended as proposed.

The following table summarizes the Bank's regulatory capital requirements and actual capital at June 30, 1997.

                                                                                 Excess of actual
                                                                               capital over current
                               Actual capital          Current requirement          requirement
                               --------------          -------------------          -----------          Applicable
(Dollars in thousands)       Amount      Percent       Amount        Percent      Amount     Percent     Asset Total
                             ------      -------       ------        -------      ------     -------     -----------

Tangible capital           $   21,931     11.1%      $   2,969        1.5%      $ 18,962       9.6%      $  197,907
Core capital                   21,931     11.1           5,937        3.0         15,994       8.1          197,907
Risk-based capital             22,343     24.9           7,187        8.0         15,156      16.9           89,833

The Bank is in the process of constructing a new branch banking office in Brookville, Ohio. The total cost of construction is expected to be $1.3 million, of which, at June 30, 1997, the Bank has paid approximately $748,000.

In October, 1996, the Board of Directors of the Corporation authorized the purchase of up to 5% of the Corporation's outstanding common shares over a nine-month period. The shares were purchased in the over-the-counter market The 5% share repurchase was completed in February, 1997. In April, 1997, the Board of Directors of the Corporation authorized another 5% share repurchase program for the next six months. At June 30, 1997 the Corporation had repurchased 17,600 shares under this program.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk
         ---------------------------------------------------------

Not yet required.

--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                           PART II - OTHER INFORMATION

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

Item 2.    Changes in Securities
           ---------------------
           None

Item 3.    Defaults Upon Senior Securities
           -------------------------------
           None

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
           None

Item 5.    Other Information
           -----------------
           None

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------
           (a)   Exhibit No. 27:  Financial Data Schedule.
           (b) Exhibit No. 99: Safe Harbor Under the Private Securities Litigation Reform Act of 1995.
           (c) No current reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1997.

--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                                   SIGNATURES

--------------------------------------------------------------------------------

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:
     ----------------------------       ----------------------------------------
                                        Glenn E. Aidt
                                        President


Date:
     ----------------------------       ----------------------------------------
                                        Thomas P. Eyer
                                        Treasurer (Chief Financial Officer)


--------------------------------------------------------------------------------

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





--------------------------------------------------------------------------------