Form 10-K405
period 1997-09-30
MILTON FEDERAL FINANCIAL CORP
filed 1997-12-22
CIK 925722

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [Fee Required]

For the Fiscal Year Ended September 30, 1997

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from ______________to___________________

         Commission File Number:    0-24834
                                    -------

                      MILTON FEDERAL FINANCIAL CORPORATION
                ------------------------------------------------
                (Name of registrant as specified in its charter)

                  Ohio                                    31-1412064
      -------------------------------                ----------------------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                Identification Number)

                     25 Lowry Drive, West Milton, Ohio 45383
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                  Registrant's telephone number: (513) 698-4168
                                                  -------------

     Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None
                --------------------------------------------------

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                        Common Shares, without par value
                --------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Based upon the last sale price provided by The Nasdaq Stock Market, the aggregate market value of the voting stock held by nonaffiliates of the issuer on November 28, 1997, was $29,269,230.

2,266,836 of the issuer's common shares were issued and outstanding on November 28, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

Exhibit 99.2 is incorporated by reference into Item 1 of this Form 10-K.

The following sections of the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders of Milton Federal Financial Corporation are incorporated by reference into Part III of this Form 10-K:

1. Board of Directors;

2. Executive Officers;

3. Compensation of Executive Officers and Directors;

4. Voting Securities and Ownership of Certain Beneficial Owners and Management;

5. Certain Transactions with MFFC

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

GENERAL

Milton Federal is principally engaged in the business of making permanent first mortgage loans secured by 1-4 family residential real estate located in Milton Federal's designated lending area. Milton Federal also originates loans for the construction of 1-4 family residential real estate and loans secured by multifamily real estate (over four units) and nonresidential real estate. The origination of consumer loans, including unsecured loans and loans secured by deposits, automobiles, recreational vehicles and boats, and home improvement and commercial loans constitutes a small portion of Milton Federal's lending activities. Loan funds are obtained primarily from savings deposits, which are insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC"), borrowings from the Federal Home Loan Bank (the "FHLB"), and loan and mortgage-backed and related securities repayments. In addition to originating loans, Milton Federal invests in U.S. Government and agency obligations, interest-bearing deposits in other financial institutions, mortgage-backed securities, collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits ("REMICs").

Milton Federal conducts business from its main office in West Milton, Ohio, and from its full-service branch offices located in Englewood and Brookville, Ohio. Milton Federal also operates a loan production office in Tipp City, Ohio. Milton Federal's designated lending area consists of portions of Miami, Montgomery and Darke Counties, Ohio. Milton Federal's primary market area for savings deposits consists of Miami and Montgomery Counties and all contiguous counties.

As a savings and loan holding company, MFFC is subject to regulation, supervision and examination by the Office of Thrift Supervision of the United States Department of the Treasury (the "OTS"). As a savings bank chartered under the laws of the United States, Milton Federal is subject to regulation, supervision and examination by the OTS and the FDIC. Deposits in Milton Federal are insured up to applicable limits by the FDIC. Milton Federal is also a member of the FHLB of Cincinnati.

Other than investing excess funds from the Conversion in investment and mortgage-backed and related securities, MFFC's activities have been limited primarily to holding the common stock of Milton Federal since acquiring such common stock in connection with the Conversion. Consequently, the following discussion focuses primarily on the business of Milton Federal.

FORWARD LOOKING STATEMENTS. When used in this Form 10-K, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projected," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in Milton Federal's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Milton Federal's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors listed above could affect MFFC's financial performance and could cause MFFC's actual results for future periods to differ materially from any statements expressed with respect to future periods. See Exhibit 99.2 hereto "Safe

Harbor Under the Private Securities Litigation Reform Act of 1995," which is incorporated herein by reference.

MFFC does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

LENDING ACTIVITIES

GENERAL. Milton Federal's primary lending activity is the origination of conventional mortgage loans secured by 1-4 family residential real estate located in Milton Federal's designated lending area. Loans for the construction of 1-4 family homes and mortgage loans on multifamily properties containing five units or more and nonresidential properties are also offered by Milton Federal. Milton Federal does not originate loans insured by the Federal Housing Authority or loans guaranteed by the Veterans Administration. In addition to mortgage lending, Milton Federal makes unsecured loans and consumer loans secured by deposits, automobiles, boats and recreational vehicles.

LOAN PORTFOLIO COMPOSITION. The following table presents certain information with respect to the composition of Milton Federal's loan portfolio at the dates indicated:

                                                                         At September 30,
                                           ---------------------------------------------------------------------
                                                     1997                      1996                    1995
                                           ----------------------    ---------------------    ---------------------
                                                          Percent                  Percent                 Percent
                                                         of Total                 of Total                of Total
                                              Amount       Loans       Amount       Loans      Amount       Loans
                                              ------       -----       ------       -----      ------       -----
                                                                      (Dollars in thousands)
Residential real estate loans:
     1-4 family
       (first mortgage)                   $   108,941      81.62%  $   102,393      83.02%   $   88,899     84.45%
     Home equity (1-4 family
       second mortgage)                         4,051       3.04         2,929       2.38         1,129      1.07
     Multifamily                                1,457       1.09         2,249       1.82         1,986      1.89
     Nonresidential real estate loans           6,215       4.66         4,425       3.59         4,750      4.51
     Construction loans                         9,400       7.04         9,083       7.36         6,353      6.04
                                          -----------    -------   -----------    -------    ----------   -------
         Total real estate loans              130,064      97.45       121,079      98.17       103,117     97.96

Consumer loans:
     Automobile loans                           2,305       1.73         1,929       1.56         1,847      1.75
     Loans on deposits                            281       0.21           199       0.16           193      0.18
     Other consumer loans                         246       0.18           130       0.11           115      0.11
                                          -----------    -------   -----------    -------    ----------   -------
         Total consumer loans                   2,832       2.12         2,258       1.83         2,155      2.04

Commercial loans                                  575       0.43            --         --            --        --
                                          -----------    -------   -----------    -------    ----------   -------
Total loans                                   133,471     100.00%      123,337     100.00%      105,272    100.00%
Less:                                     -----------    =======   -----------    =======    ----------   =======
Unearned and deferred income                     (536)                    (627)                    (647)
Loans in process                               (4,977)                  (5,474)                  (3,534)
Allowance for loan losses                        (562)                    (487)                    (333)
                                          -----------              -----------               ----------
     Net loans                            $   127,396              $   116,749               $  100,758
                                          ===========              ===========               ==========

LOAN MATURITY SCHEDULE. The following table sets forth certain information as of September 30, 1997, regarding the dollar amount of loans maturing in Milton Federal's portfolio based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.


                         Due during the year ending        Due 4-5    Due 6-10    Due 11-20   Due 20 or
                                September 30,               years       years       years     more years
                        ---------------------------         after       after       after       after
                        1998        1999       2000        9/30/97     9/30/97     9/30/97     9/30/97       Total
                        ----        ----       ----        -------     -------     -------     -------       -----
Mortgage loans:                                        (In thousands)
   1-4 family
     (first mortgage) $   410     $   130     $   365     $ 1,494    $ 14,184   $  41,598    $  50,760      $108,941
   Home equity (1-4
     family second
     mortgage)          3,923          --           7          --          34          87          --         4,051
   Multifamily and
     nonresidential        --         313         420         770       3,074       2,266         829         7,672
   Construction loans     126         344          --          --         763       1,530       6,637         9,400
   Consumer loans         165         267         526       1,698         164          12          --         2,832
   Commercial loans       316          --          --         190          69          --          --           575
                    ---------   ---------   ---------   ---------    --------    --------    --------    ----------
     Total loans    $   4,940   $   1,054   $   1,318   $   4,152    $ 18,288    $ 45,493    $ 58,226    $  133,471
                    =========   =========   =========   =========    ========    ========    ========    ==========


The following table sets forth at September 30, 1997, the dollar amount of all loans before net items, due after one year from September 30, 1997, which have predetermined interest rates and floating or adjustable interest rates:

                                                                                                  Floating or
                                                                             Predetermined        Adjustable
                                                                                 Rates               Rates
                                                                                 -----               -----
                                                                                      (In thousands)
         Mortgage loans:
              1-4 family residential                                        $    102,315       $     6,217
              Home equity loans                                                       --               128
              Multi-family and nonresidential                                      7,559               112
         Construction loans                                                        8,447               827
         Consumer loans                                                            2,667                --
         Commercial loans                                                             --               259
                                                                            ------------       -----------
              Total loans                                                   $    120,988       $     7,543
                                                                            ============       ===========

1-4 FAMILY RESIDENTIAL REAL ESTATE LOANS. The primary lending activity of Milton Federal has been the origination of permanent conventional loans secured by 1-4 family residences, primarily single-family residences, located within Milton Federal's designated lending area. Milton Federal also originates loans for the construction of 1-4 family residences and home equity loans secured by second mortgages on 1-4 family residential real estate. Each of such loans is secured by a mortgage on the underlying real estate and improvements thereon, if any.

OTS regulations limit the amount which Milton Federal may lend in relationship to the appraised value of the real estate and improvements at the time of loan origination. In accordance with such regulations, Milton Federal makes fixed-rate loans on 1-4 family residences up to 95% of the value of the real estate and improvements (the "Loan-to-Value Ratio" or "LTV"). Milton Federal requires private mortgage insurance for such loans in excess of 90% of the value of the real estate securing such loans. Residential real estate loans are offered by Milton Federal for terms of up to 30 years.

While the majority of Milton Federal's loans have fixed rates of interest, Milton Federal began originating adjustable rate mortgage loans ("ARMs") in fiscal year 1995. ARMs are offered by Milton Federal for terms of up to 30 years. The interest rate adjustment periods on the ARMs are either one year, three years or five years. The interest rate adjustments on ARMs presently originated by Milton Federal are tied to changes in the weekly average yield on the one-, three- and five-year U.S. Treasury constant maturities index. Rate adjustments are computed by adding a stated margin, typically 3%, to the index. The maximum allowable adjustment at each adjustment date is usually 2% with a maximum adjustment of 6% over the term of the loan. The initial rate is dependent, in part, on how often the rate can be adjusted. Milton Federal originates ARMs which have initial interest rates lower than the sum of the index plus the margin. Such loans are subject to increased risk of delinquency or default due to increasing monthly payments as the interest rates on such loans increase to the fully-indexed level, although such increase is considered in Milton Federal's underwriting of such loans.

The aggregate amount of Milton Federal's 1-4 family residential real estate loans equaled approximately $108.9 million at September 30, 1997, and represented 81.6% of loans at such date. At such date, loans secured by 1-4 family residential real estate with outstanding balances of $562,000, or .5% of its 1-4 family residential real estate loan balance, were more than 90 days delinquent or nonaccruing. See "Delinquent Loans, Nonperforming Assets and Classified Assets."

MULTIFAMILY RESIDENTIAL REAL ESTATE LOANS. In addition to loans on 1-4 family properties, Milton Federal makes loans secured by multifamily properties containing over four units. Such loans are made with fixed and adjustable interest rates and a maximum LTV of 75%. ARMs on multifamily properties are offered with the same adjustment periods and index as ARMs on 1-4 family properties and typically with a margin of 4% over the index.

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

At September 30, 1997, loans secured by multifamily properties totaled approximately $1.5 million, or 1.1% of total loans, all of which were secured by property located in Miami and Montgomery Counties, Ohio. At such date, loans secured by multifamily residential real estate with outstanding balances of $28,000, or 1.9% of its multifamily real estate loan balance, were more than 90 days delinquent or nonaccruing. See "Delinquent Loans, Nonperforming Assets and Classified Assets."

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

At September 30, 1997, a total of $9.4 million, or approximately 7.0% of Milton Federal's total loans, consisted of construction loans. At such date, there were no construction loans which were more than 90 days delinquent or nonaccruing. The majority of Milton Federal's construction loans are secured by property in Miami and Montgomery Counties and the economy of such lending area has been relatively stable.

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

At September 30, 1997, Milton Federal had a total of $6.2 million invested in nonresidential real estate loans, all of which were secured by property located in Miami and Montgomery Counties, Ohio. Such loans comprised approximately 4.7% of Milton Federal's total loans at such date. At such date Milton Federal had no nonresidential real estate loans which were more than 90 days delinquent or nonaccruing. See "Delinquent Loans, Nonperforming Assets and Classified Assets."

Federal regulations limit the amount of nonresidential mortgage loans which an association may make to 400% of its capital. At September 30, 1997, Milton Federal's nonresidential mortgage loans totaled 29.2% of Milton Federal's capital.

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

At September 30, 1997, Milton Federal had approximately $2.8 million, or 2.1% of its total loans, invested in consumer loans. At such date, consumer loans with outstanding balances of $15,000, or .5% of its consumer loan balance, were more than 90 days delinquent or nonaccruing. See "Delinquent Loans, Nonperforming Assets and Classified Assets."

COMMERCIAL LOANS. Federal law authorizes federally-chartered thrift institutions, such as Milton Federal, to make secured or unsecured loans for commercial, corporate, business and agricultural purposes, up to a maximum of 20% of total assets, so long as the amount above 10% of total assets is for small business purposes.

In fiscal 1997, Milton Federal implemented a commercial loan program, which includes extending letters of credit and commercial loans to finance commercial and industrial business activities including equipment financing, commercial lines of credit and working capital.

Unlike residential mortgage loans, which generally are granted on the basis of the borrower's ability to repay the debt from employment and other income and which are secured by real property, the value of which tends to be more easily ascertainable, business loans are of higher risk and typically are granted on the basis of the borrower's ability to repay the debt from the cash flow of the underlying business. In addition, it is generally the practice of Milton Federal to request additional collateral in the form of personal guarantees. Additional collateral may include, on occasion, a lien on the business owner's personal residence. Nonetheless, the availability of funds for the repayment of business loans generally is dependent on the success of the business itself.

At September 30, 1997, Milton Federal had approximately $575,000, or .4% of its total loans, invested in commercial loans. No commercial loans were more than 90 days delinquent or nonaccruing. See "Delinquent Loans, Nonperforming Assets and Classified Assets."

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

LOAN ORIGINATIONS, PURCHASES AND SALES. Prior to 1995, Milton Federal had been actively originating only new fixed-rate loans. In fiscal 1995, Milton Federal began to originate adjustable-rate loans in addition to fixed-rate loans. In the first quarter of fiscal 1997, Milton Federal sold a pool of 1-4 family first mortgage loans with a carrying value of $10.3 million. The loans were sold as a means to manage interest rate risk by reducing the Milton Federal's investment in various lower-yielding or longer-term fixed rate loans. Management intends to continue, in the future, to originate, fixed-rate loans in a manner which permits their sale into the secondary mortgage market. Milton Federal intends to retain the servicing of loans sold in the secondary mortgage market. At September 30, 1997, Milton Federal had no mortgage loans which were classified as held for sale. Milton Federal occasionally participates in loans originated by other institutions.

The following table presents Milton Federal's loan origination and sale activity for the periods indicated:

                                                                                   Year ended September 30,
                                                                         -------------------------------------------
                                                                              1997           1996           1995
                                                                              ----           ----           ----
                                                                                        (In thousands)
Loans originated
     1-4 family residential                                              $    27,150    $    29,774     $    17,026
     Multifamily residential                                                      --             71              86
     Nonresidential                                                            2,263            150              33
     Construction                                                              8,915          7,912           7,555
     Consumer                                                                  2,286          1,717           1,857
     Commercial                                                                  608             --              --
                                                                         -----------    -----------     -----------
         Total loans originated                                               41,222         39,624          26,557
                                                                         -----------    -----------     -----------
Loan participations purchased                                                     --             --              --
                                                                         -----------    -----------     -----------
Reductions:
     Principal repayments                                                    (10,057)       (23,633)        (16,905)
     Sales                                                                   (10,259)            --              --
     Transfers from loans to real estate owned and
       repossessed assets                                                         --             --             (70)
                                                                         -----------    -----------     -----------
         Total reductions                                                    (20,316)       (23,633)        (16,975)
Increase (decrease) in other items, net (1)                                      (22)            21             (42)
                                                                         -----------    -----------     -----------
Net increase (decrease)                                                  $    20,884    $    16,012     $     9,540
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

Based on such limits, Milton Federal was able to lend approximately $3.2 million to any one borrower at September 30, 1997. The largest amount Milton Federal had outstanding to one borrower was $750,050. Such loan was secured by multifamily residential real estate and was current at September 30, 1997.

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

Real estate acquired, or deemed acquired, by Milton Federal as a result of foreclosure proceedings is classified as real estate owned ("REO") until it is sold. When property is so acquired, or deemed to have been acquired, it is initially recorded by Milton Federal at the fair value of the real estate, less estimated costs to sell. Interest accrual, if any, ceases no later than the date of acquisition of the real estate. Any reduction in fair value is reflected in a valuation allowance account established by a charge to income. Costs incurred to carry other real estate are charged to expense. Milton Federal held no REO property at September 30, 1997.

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

The following table reflects the number and amount of loans in a delinquent status as of the dates indicated:

                                                                At September 30,
                              ----------------------------------------------------------------------------------------
                                         1997                          1996                        1995
                              -------------------------     -------------------------   ------------------------------
                                                              (Dollars in thousands)
                                                Percent of                   Percent of                    Percent of
                                                   Total                        Total                         Total
                              No.       Amt.       Loans    No.     Amt.        Loans      No.      Amt.      Loans
                              ---       ----       -----    ---     ----        -----      ---      ----      -----
Loans delinquent for (1):
   30-59 days                  6     $    268       0.20    13     $  337       0.27%       9      $  413     0.39%
   60-89 days                  5          212       0.16     3        124       0.10        5         170     0.16
   90 days and over           18          624       0.47    10        597       0.49       11         520     0.50
                              --     --------      -----    --     ------       ----       --      ------     ----
Total delinquent loans        29     $  1,104 (2)   0.83%   26     $1,058       0.86%      25      $1,103     1.05%
                              ==     =========     =====    ==     ======       ====       ==      ======     ====
----------------------------------------------------------------------------------------------------------------------

(1) The number of days a loan is delinquent is measured from the day the payment was due under the terms of the loan agreement.

(2) Of such amount, $915,000 is secured by 1-4 family real estate.

The following table sets forth information with respect to the accrual and nonaccrual status of Milton Federal's loans which are 90 days or more past due and other nonperforming assets at the dates indicated:

                                                                                         At September 30,
                                                                                -----------------------------------
                                                                                   1997         1996        1995
                                                                                   ----         ----        ----
                                                                                      (Dollars in thousands)

Accruing loans delinquent more than 90 days (1)                                 $    276     $    285     $     367
Loans accounted for on a nonaccrual basis:
     Real estate:
         Residential                                                                 348          312           153
         Nonresidential                                                               --           --            --
     Consumer                                                                         --           --            --
                                                                                --------     --------     ---------
Total nonaccrual loans                                                               348          312           153
Other nonperforming assets (2)                                                        --           32            32
                                                                                --------     --------     ---------
     Total nonperforming assets                                                 $    624     $    629     $     552
                                                                                ========     ========     =========
     Total loan loss allowance                                                  $    562     $    487     $     333
     Total nonperforming assets as a percentage of total assets                    0.30%        0.35%          0.34%
     Loan loss allowance as a percent of nonperforming loans                      90.06%       81.57%         64.04%
-------------------------------------------------------------------------------------------------------------------

(1) All are secured by 1-4 family real estate.

(2) Other nonperforming assets represent real estate acquired by Milton Federal through foreclosure, which is carried at the lower of the fair value of the real estate, less selling expenses, or the unpaid principal balance of the loan at the date of foreclosure.

As of and for the year ended September 30, 1997, no loans were considered impaired within the scope of Statement of Financial Accounting Standards ("SFAS") No. 114. During the year ended September 30, 1997, $29,000 would have been recorded on nonaccruing loans had such loans been accruing pursuant to contractual terms. During such period, no interest income was recorded on such loans. Management believes that no loans, other than loans which are currently classified as nonaccrual, more than 90 days past due or restructured, may be so classified in the near future due to concerns as to the ability of the borrowers to comply with repayment terms.

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

The aggregate amounts of Milton Federal's classified assets at the dates indicated were as follows:

                                                                                 At September 30,
                                                                          ------------------------------
                                                                          1997         1996         1995
                                                                          ----         ----         ----
                                                                                  (In thousands)
         Substandard                                                   $     790    $     714    $     370
         Doubtful                                                             10           --           38
         Loss                                                                149          149          148
                                                                       ---------    ---------    ---------
              Total classified assets                                  $     949    $     863    $     556
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

The single largest component of Milton Federal's loan portfolio consists of 1-4 family residential real estate loans. Substantially all of these loans are secured by residential real estate and generally require a down payment of at least 10% of the lower of the sales price or appraisal value of the real estate. Private mortgage insurance is required for such loans with less than a 10% down payment. In addition, these loans are secured by property in Milton Federal's designated lending area consisting of portions of Miami, Montgomery and Darke Counties in Ohio. Milton Federal's practice of making the majority of its loans in its designated lending area and requiring a 10% down payment have contributed to a low historical charge-off rate.

In addition to 1-4 family residential real estate loans, Milton Federal makes additional real estate loans, including home equity, multifamily residential real estate, nonresidential real estate and construction loans. These real estate loans are secured by property in Milton Federal's designated lending area and also require the borrower to provide a down payment. Milton Federal has not experienced any charge-offs from these other real estate loan categories.

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

The following table sets forth an analysis of Milton Federal's allowance for loan losses for the periods indicated.

                                                                                      Year ended September 30,
                                                                                ------------------------------------
                                                                                  1997          1996        1995
                                                                                  ----          ----        ----
                                                                                       (Dollars in thousands)
Balance at beginning of period                                                  $    487     $    333     $     269
Charge-offs (1)                                                                       --           --            --
Recoveries                                                                            --           --            --
Provision for loan losses (charged to operations)                                     75          154            64
                                                                                --------     --------     ---------
Balance at end of period                                                        $    562     $    487     $     333
                                                                                ========     ========     =========
Ratio of net charge-offs (recoveries) to average loans outstanding
  during the period                                                                0.00%        0.00%        0.00%
Ratio of allowance for loan losses to total loans                                  0.42         0.40         0.32
Allowance for loan losses as a percentage of nonperforming loans                  90.06        81.57        64.04
-------------------------------------------------------------------------------------------------------------------

(1) Actual charge-offs for the year ended September 30, 1995, were $326 which rounds to $0 when rounding to the nearest thousand. The entire amount of charge-offs were related to consumer loans.

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

                                                               At September 30,
                              -----------------------------------------------------------------------------------
                                         1997                          1996                        1995
                              -------------------------     -------------------------   -------------------------
                                                Percent                       Percent                     Percent
                                               of Loans                      of Loans                    of Loans
                                                in Each                       in Each                     in Each
                                               Category                      Category                    Category
                                               to Total                      to Total                    to Total
                              Amount             Loans        Amount           Loans        Amount         Loans
                              ------             -----        ------           -----        ------         -----
                                                              (Dollars in thousands)
Real estate and
  construction loans        $       339          97.45%     $       321        98.17%    $       298       97.96%
Consumer loans                        8           2.12                3         1.83               2        2.04
Commercial loans                     --            .43               --         0.00              --        0.00
Unallocated                         215             --              163           --              33          --
                            -----------        -------      -----------     --------     -----------     -------
     Total                  $       562         100.00%     $       487       100.00%    $       333      100.00%
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

MFFC has also invested significant amounts in CMOs and REMICs. CMOs and REMICs are mortgage derivative products, secured by an underlying pool of mortgages. MFFC has no ownership interest in the mortgages, except to the extent they serve as collateral. Payment streams from the mortgages serving as collateral are reconfigured with varying terms and time of payment to the investor. Though they can be used for hedging and investment, CMOs and REMICs can expose investors to higher risk of loss than direct investments in mortgage-backed pass-through securities, particularly with respect to price volatility and lack of a broad secondary market in such securities. The OTS has deemed certain CMOs and other mortgage derivative products to be "high-risk." None of MFFC's CMOs or REMICs are in such "high-risk" category.

Although mortgage-backed and related securities generally yield less than individual loans originated by Milton Federal, they present less credit risk, because mortgage-backed securities are guaranteed as to principal repayment by the issuing agency and CMOs and REMICs are secured by the underlying collateral. All of MFFC's CMOs and REMICs are backed by pools of mortgages that are insured or guaranteed by FNMA and FHLMC. Although certain mortgage-backed and related securities designated as available for sale are a potential source of liquid funds for loan originations and deposit withdrawals, the prospect of a loss on the sale of such investments limits the usefulness of these investments for liquidity purposes.

In addition, MFFC has purchased adjustable-rate mortgage-baked and related securities as part of its effort to reduce its interest rate risk. In a period of declining interest rates, MFFC is subject to prepayment risk on such adjustable-rate mortgage-backed and related securities. MFFC attempts to mitigate this prepayment risk by purchasing mortgage-backed and related securities at or near par. If interest rates rise in general, the interest rates on the loans backing the mortgage-backed and related securities will also adjust upward, subject to the interest rate caps in the underlying adjustable-rate mortgage loans. However, MFFC is still subject to interest rate risk on such securities if interest rates rise faster than the 1% to 2% maximum annual interest rate adjustments on the underlying loans.

At September 30, 1997, almost all of the $60.0 million of MFFC's mortgage-backed and related securities had adjustable rates.

The following table sets forth information regarding MFFC's mortgage-backed and related securities at the dates indicated.

                                                                               At September 30,
                                                          ------------------------------------------------------------
                                                                     1997                          1996
                                                          --------------------------       ---------------------------
                                                            Available        Held to       Available      Held to
                                                            For Sale        Maturity       For Sale      Maturity
                                                            --------        --------       --------      --------
                                                                             (Dollars in thousands)
FNMA certificates                                         $     2,851          5,191    $       524     $     5,904
GNMA certificates                                                  --            810             --             918
FHLMC certificates                                              2,863          6,124          2,659           7,180
Collateralized mortgage obligations
  and REMICs                                                   42,128             --         30,826              --
                                                          -----------    -----------    -----------     -----------
     Total                                                $    47,842    $    12,125    $    34,009     $    14,002
                                                          ===========    ===========    ===========     ===========

The following table sets forth information regarding scheduled maturities, amortized costs, market value and weighted average yields of MFFC's mortgage-backed and related securities at September 30, 1997. Actual maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments. The weighted average yield has been computed using the historical amortized cost for available-for-sale securities.

                                                   At September 30, 1997
                             ------------------------------------------------------------------
                                                            After                  After
                               One Year or Less       One to Five Years      Five to Ten Years
                             -------------------    --------------------     ------------------
                             Carrying    Average    Carrying     Average      Carrying  Average
                               Value      Yield       Value       Yield         Value    Yield
                               -----      -----       -----       -----         -----    -----
                                                        (Dollars in thousands)


Securities available for sale
    FNMA certificates         $      --      --%     $      --       --%    $      --        --%
    FHLMC certificates               --      --             --        --           --        --
    CMOs and REMICs                  --      --            599      7.40           --        --
                              ---------    ----      ---------     -----    ---------    ------

       Total                  $      --      --%     $     599      7.40%   $      --        --%
                              =========    ====      =========     =====    =========    ======

Securities held to maturity
    FNMA certificates         $      --      --%      $     --        --%   $      --        --%
    GNMA certificates                --      --             --        --           13      8.50
    FHLMC certificates               --      --              2     12.00           --        --
                              ---------    ----       --------   -------    ---------    ------

       Total                  $      --      --%      $      2     12.00%   $      13      8.50%
                              =========    ====       ========   =======    =========    ======

                                                     At September 30, 1997
                                -----------------------------------------------------------
                                                                        Total
                                    After Ten Years           Mortgage-Backed Portfolio
                                 --------------------    ----------------------------------
                                 Carrying     Average    Carrying      Fair        Average
                                   Value       Yield       Value       Value        Yield
                                   -----       -----       -----       -----        -----
                                                       (Dollars in thousands)
Securities available for sale
    FNMA certificates           $    2,851     11.08%   $    2,851    $   2,851      11.08%
    FHLMC certificates               2,863      7.04         2,863        2,863       7.04
    CMOs and REMICs                 41,529      6.20        42,128       42,128       6.22
                                ----------    ------    ----------    ---------     ------

       Total                    $   47,243      6.54%   $   47,842    $  47,842       6.55%
                                ==========    ======    ==========    =========     ======

Securities held to maturity

    FNMA certificates           $    5,191      6.73%   $    5,191    $   5,144       6.73%
    GNMA certificates                  797      7.31           810          852       7.33
    FHLMC certificates               6,122      6.76         6,124        6,059       6.76
                                ----------    ------    ----------    ---------     ------

       Total                    $   12,110      6.77%   $   12,125    $  12,055       6.78%
                                ==========    ======    ==========    =========     ======

For additional information, see Note 3 of the Notes to Consolidated Financial Statements.

INVESTMENT ACTIVITIES

OTS regulations require that Milton Federal maintain a minimum amount of liquid assets, which may be invested in U.S. Treasury obligations, securities of various federal agencies, certificates of deposit at insured banks, bankers' acceptances and federal funds. Milton Federal is also permitted to make investments in certain commercial paper, corporate debt securities rated in one of the four highest rating categories by one or more nationally recognized statistical rating organizations, and mutual funds, as well as other investments permitted by federal regulations. See "REGULATION."

The following table sets forth the composition of MFFC's interest-bearing deposits and investment portfolio at the dates indicated:

                                                                     At September 30,
                                    -----------------------------------------------------------------------------------
                                                      1997                                      1996
                                    ----------------------------------------  ----------------------------------------
                                    Carrying       % of    Market      % of    Carrying     % of     Market      % of
                                      Value        Total    Value      Total     Value      Total     Value      Total
                                      -----        -----    -----      -----     -----      -----     -----      -----
                                                                  (Dollars in thousands)
Interest-bearing deposits in other
  financial institutions            $  4,936      36.0%  $  4,936      36.0%   $   854       8.6%   $   854       8.7%
Securities available for sale:
   U.S. Government and federal
     agency securities                 5,505      40.2      5,505      40.1      8,507      86.1      8,507      86.2
   Equity securities                      15       0.1         15       0.1         15       0.2         15       0.2
Securities held to maturity:
   U.S. Government and federal
     agency securities                 3,254      23.7      3,260      23.8        500       5.1        484       4.9
                                    --------    ------   --------    ------    -------   -------    -------   -------
Total interest-bearing deposits
  and investment securities         $ 13,710     100.0%  $ 13,716     100.0%   $ 9,876     100.0%   $ 9,860     100.0%
                                    ========    ======   ========     ======   =======    =======   =======    =======

                                                  At September 30,
                                      --------------------------------------
                                                        1995
                                      --------------------------------------
                                      Carrying     % of     Market     % of
                                        Value      Total     Value     Total
                                        -----      -----     -----     -----
                                             (Dollars in thousands)
Interest-bearing deposits in other
  financial institutions              $    752      6.4%    $     752     6.4%
Securities available for sale:
   U.S. Government and federal
     agency securities                  11,063     93.5        11,063    93.5
   Equity securities                        15      0.1            15     0.1
Securities held to maturity:
   U.S. Government and federal
     agency securities                      --     --              --      --
                                      --------   -------    ---------   -----
Total interest-bearing deposits
  and investment securities           $ 11,830    100.0%    $  11,830    100.0%
                                      ========   ======     =========   ======

The following table sets forth the contractual maturities, carrying values, market values and average yields for MFFC's interest-bearing deposits in other financial institutions and investment securities at September 30, 1997. The weighted average yield has been computed using the historical amortized cost for available-for-sale securities.

                                                                  At September 30, 1997
                                       ------------------------------------------------------------------------
                                                                        After                    After
                                        One Year or Less          One to Five Years        Five to Ten Years (2)
                                        ----------------          -----------------        -----------------
                                      Carrying     Average       Carrying      Average     Carrying     Average
                                       Value        Yield          Value        Yield        Value       Yield
                                       -----        -----          -----        -----        -----       -----
                                                                 (Dollars in thousands)
Interest-bearing deposits in
  other financial institutions        $   4,936      5.34%       $      --          --             --       --
Securities available for sale:
     U.S. Government and
       federal agency securities          1,504      6.00            4,001        6.43%            --       --
     Equity securities (1)                   15        --               --          --             --       --
Securities held to maturity:
     U.S. Government and
       federal agency
       securities                            --        --            2,754        6.83       $    500     7.00%
                                      ---------    ------        ---------     -------       --------    -----
     Total                            $   6,455      5.49%       $   6,755        6.59%      $    500     7.00%
                                      =========    ======        =========     =======       ========    =====


                                                                               At September 30, 1997
                                                                 --------------------------------------------------
                                                                      Total Interest-Bearing Deposits in Other
                                                                   Financial Institutions and Investment Securities
                                                                   ------------------------------------------------
                                                                  Average                                 Weighted
                                                                   Life         Carrying       Market      Average
                                                                 In Years         Value         Value       Yield
                                                                 --------         -----         -----       -----
                                                                                (Dollars in thousands)
Interest-bearing deposits in other financial
  institutions                                                       .01     $    4,936     $   4,936        5.34%
Securities available for sale:
     U.S. Government and federal agency securities                  2.17          5,505         5,505        6.31
     Equity securities (1)                                           N/A             15            15           --
Securities held to maturity:
     U.S. Government and federal agency securities                  3.83          3,254         3,260        6.86
                                                                  ------     ----------     ---------      ------
     Total                                                          1.79     $   13,710     $  13,716        6.08%
                                                                  ======     ==========     =========      ======

--------------------------------------------------------------------------------

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

At September 30, 1997, Milton Federal's certificates of deposit totaled
$110.5 million, or 77.4% of total deposits. Of such amount, approximately
$66.0 million in certificates of deposit mature within one year. Based on past experience and Milton Federal's prevailing pricing strategies, management believes that a substantial percentage of such certificates will renew with Milton Federal at maturity. If there is a significant deviation from historical experience, Milton Federal can utilize borrowings from the FHLB as an alternative to this source of funds.

The following table sets forth the dollar amount of deposits in the various types of savings programs offered by Milton Federal at the dates indicated:

                                                                  As of September 30,
                                 ---------------------------------------------------------------------------------
                                             1997                        1996                        1995
                                 --------------------------   ------------------------      ----------------------
                                                                (Dollars in thousands)
Transaction accounts:
---------------------
    NOW accounts (1)             $     8,795        6.16%     $     9,202        7.16%    $     7,146        6.06%
    Money market accounts (2)          7,065        4.95            6,744        5.24           8,602        7.30
    Passbook savings
      accounts (3)                    16,461       11.52           16,760       13.04          17,427       14.78
                                 -----------     -------      -----------    --------     -----------     -------
       Total transaction
         accounts                     32,321       22.63           32,706       25.44          33,175       28.14

Certificates of deposit (4):         110,511       77.37           95,848       74.56          84,723       71.86
-----------------------          -----------     -------      -----------    --------     -----------     -------

Total deposits (5)               $   142,832      100.00%     $   128,554      100.00%    $   117,898      100.00%
                                 ===========      ======      ===========    ========     ===========    ========

--------------------------------------------------------------------------------

(1) Milton Federal's weighted average interest rate paid on NOW accounts fluctuates with the general movement of interest rates. At September 30, 1997, 1996 and 1995, the weighted average rates on NOW accounts were 2.13%, 2.40% and 2.08%, respectively.

(2) Milton Federal's weighted average interest rate paid on money market accounts fluctuates with the general movement of interest rates. At September 30, 1997, 1996 and 1995, the weighted average rates on money market accounts were 2.89%, 3.00% and 3.00%, respectively.

(Footnotes continued on next page)

(3) Milton Federal's weighted average rate on passbook savings accounts fluctuates with the general movement of interest rates. The weighted average interest rate on passbook accounts was 2.52% at September 30, 1997, 1996 and 1995, respectively.

(4) The interest rate on individual certificates of deposit remains fixed until maturity. At September 30, 1997, 1996 and 1995 the weighted average rates on certificates of deposit were 5.91%, 5.82% and 6.16%, respectively.

(5) IRAs and Keoghs are included in the various certificates of deposit balances. IRAs and Keoghs totaled $21.0 million, $18.5 million and $17.0 million as of September 30, 1997, 1996 and 1995, respectively.


At September 30, 1997, scheduled maturities of certificates of deposit were as follows:

         Year Ended September 30,                                    Amount
         ------------------------                                    ------
                                                                 (In thousands)
                  1998                                               $ 65,959
                  1999                                                 23,066
                  2000                                                 13,495
                  2001                                                  2,907
                  2002                                                  5,084
                                                                     --------
                                                                     $110,511
                                                                     ========

The following table presents the amount of Milton Federal's certificates of deposit of $100,000 or more by the time remaining until maturity as of September 30, 1997:

                         Maturity                                    Amount
                         --------                                    ------
                                                                  (In thousands)
                  Three months or less                             $       924
                  Over 3 months to 6 months                                744
                  Over 6 months to 12 months                               550
                  Over 12 months                                         2,937
                                                                   -----------

                      Total                                        $     5,155
                                                                   ===========

The following table sets forth Milton Federal's deposit account balance activity for the periods indicated:

                                                                                  Year Ended September 30,
                                                                      ----------------------------------------------
                                                                           1997             1996            1995
                                                                           ----             ----            ----
                                                                                       (In thousands)
Beginning balance                                                     $    128,554    $    117,898     $    134,790
Deposits                                                                   180,052         160,602          158,975
Withdrawals                                                               (171,487)       (155,225)        (180,180)
                                                                      ------------    ------------     -------------
Net increases (decreases) before interest credited                           8,565           5,377          (21,205)
Interest credited                                                            5,713           5,279            4,313
                                                                      ------------    ------------     ------------
Ending balance                                                        $    142,832    $    128,554     $    117,898
                                                                      ============    ============     ============

     Net increase (decrease)                                          $     14,278    $     10,656     $    (16,892)

     Percent increase (decrease)                                            11.11%            9.04%         (12.53)%

BORROWINGS. The FHLB System functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. See "REGULATION - Federal Home Loan Banks." As a member in good standing of the FHLB of Cincinnati, Milton Federal is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender Test (the "QTL Test"). See "REGULATION - OTS Regulations -- Qualified Thrift Lender Test." If an association meets the QTL Test, it will be eligible for 100% of the advances it would otherwise be eligible to receive. If an association does not meet the QTL Test, it will be eligible for such advances only to the extent it holds specified QTL Test assets. At September 30, 1997, Milton Federal was in compliance with the QTL Test. As of September 30, 1997 and 1996, Milton Federal had borrowed $39.6 million and $17.5 million, respectively. Most of the borrowed funds have been invested in mortgage-backed and related securities to leverage a portion of Milton Federal's excess capital. Milton Federal borrowed $1 million for approximately three months during fiscal year 1994 as a temporary source of funds, rather than other alternatives, with the expectation that substantial funds would be available following completion of the Conversion.

The following table sets forth certain information regarding FHLB advances for the periods indicated:

                                                                                Year ended September 30,
                                                                  ---------------------------------------------------
                                                                     1997                1996              1995
                                                                     ----                ----              ----
                                                                               (Dollars in thousands)
Maximum amount of FHLB advances
  outstanding at any month end during year                        $    39,570         $   17,826        $     5,260

Average amount of FHLB advances outstanding
  during year                                                          24,179             10,751                118

Weighted average interest rate of FHLB advances
  outstanding during year                                               5.79%              5.77%              5.93%

Amount of FHLB advances outstanding at
  end of year                                                          39,570             17,489              5,260

Weighted average interest rate of FHLB advances
  outstanding at end of year                                            5.76%              5.70%              6.07%


YIELDS EARNED AND RATES PAID

The spread between the average interest rate on interest-earning assets and the average interest rate on interest-bearing liabilities decreased from 2.55% during the year ended September 30, 1996, to 2.42% for the year ended September 30, 1997. The cost of funds of Milton Federal increased from 5.05% for the year ended September 30, 1996, to 5.12% for the year ended September 30, 1997, due to a larger portion of the deposit portfolio being in higher yielding certificates of deposit. The yield on interest-earning assets decreased slightly from 7.60% for the year ended September 30, 1996, to 7.54% for the year ended September 30, 1997.

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

                                                           Year Ended September 30,
                   ----------------------------------------------------------------------------------------------------------
                                 1997                                  1996                              1995
                   --------------------------------     ---------------------------------   ---------------------------------
                     Average      Interest                Average      Interest                 Average    Interest
                   Outstanding     Earned/    Yield/     Outstanding    Earned/    Yield/     Outstanding   Earned/    Yield/
                     Balance       Paid        Rate        Balance       Paid       Rate        Balance      Paid       Rate
                   -----------    --------    -------    -----------   --------    ------     -----------  --------    ------
                                                              (Dollars in thousands)

Interest-earning
 assets:  %
  Interest-bearing
   deposits in
   other financial
   institutions        $ 1,516    $   59       3.89%      $   2,429     $   104      4.28%       $  4,478     $    192    4.29%
  Investment
   securities
   available for
   sale (1)              5,440       340       6.24           9,404         600      6.42          11,210          740    6.60
  Investment
   securities held
   to maturity           2,435       165       6.78             422          29      6.87              --           --      --
  Mortgage-backed
   and related
   securities
   available for
   sale (1)             41,535     2,716       6.52          30,797       1,991      6.48          10,996          609    5.54
  Mortgage-backed
   and related
   securities held
   to maturity          13,043       812       6.23          15,318       1,004      6.55          24,908        1,615    6.48
  Loans receivable
   (2)                 117,194     9,579       8.17         107,321       8,859      8.25          94,504        7,913    8.37
  Federal Home
   Loan Bank stock       1,428       102       7.14           1,130          79      6.99           1,055           70    6.64
                     ---------   -------                  ---------    --------                  --------     --------
   Total interest-
    earning assets     182,591    13,773       7.54         166,821      12,666      7.60         147,151       11,139    7.57

Noninterest-earning
 assets:
  Cash and amounts
   due from depository
   institutions            504                                  962                                   430
  Premises and
   equipment, net        2,011                                1,471                                 1,489
  Other nonearning
   assets                2,690                                1,886                                 2,453
                      --------                             --------                              --------

  Total assets        $187,796                             $171,140                              $151,523
                      ========                             ========                              ========

(Continued on next page.)

                                                                  Year Ended September 30,
                         ------------------------------------------------------------------------------------------------------
                                       1997                               1996                               1995
                         -------------------------------   --------------------------------   ---------------------------------
                            Average     Interest                Average    Interest                 Average   Interest
                          Outstanding   Earned/    Yield/     Outstanding   Earned/    Yield/     Outstanding  Earned/    Yield/
                            Balance       Paid      Rate        Balance      Paid       Rate        Balance     Paid       Rate
                            -------       ----      ----        -------      ----       ----        -------     ----       ----
                                                                      (Dollars in thousands)
Interest-bearing
 liabilities:
  NOW accounts               $  9,101   $   166     1.82%      $   8,451  $    160      1.89%     $   7,648  $    150       1.96%
  Money market
   accounts                     6,909       203     2.94           7,396       220      2.97          8,525       241       2.83
  Passbook savings
   accounts                    16,804       419     2.49          17,498       439      2.51         17,588       445       2.53
  Certificates of
   deposit                    102,270     5,961     5.83          90,873     5,380      5.92         79,335     4,393       5.54
                           ----------   -------               ----------   -------               ----------   -------

  Total deposits              135,084     6,749     5.00         124,218     6,199      4.99        113,096     5,229       4.62

Borrowings                     24,179     1,400     5.79          10,751       620      5.77            118         7       5.93
                           ----------   -------               ----------   -------               ----------   -------

  Total interest-
   earning
   liabilities                159,263     8,149     5.12         134,969     6,819      5.05        113,214     5,236       4.62
                                        -------                            -------                            -------

Noninterest-bearing
  liabilities                   1,386                              1,321                              1,401
                           ----------                         ----------                         ----------

  Total liabilities           160,649                            136,290                            114,615

Shareholders'
  equity                       27,147                             34,850                             36,908
                           ----------                         ----------                         ----------

  Total liabilities and
   shareholders'
   equity                 $   187,796                        $   171,140                        $   151,523
                          ===========                        ===========                        ===========

Net interest income;
  interest rate
  spread                                $  5,624    2.42%                 $  5,847      2.55%                $  5,903       2.95%
                                        ========  ======                  ========    ======                 ========     ======

Net interest margin
  (net interest income
  as a percent of
  average interest-
  earning assets)                                   3.08%                               3.50%                               4.01%
                                                  ======                              ======                              ======

Average interest-
  earnings assets to
  interest-bearing
  liabilities                                     114.74%                             123.25%                             129.96%
                                                  ======                              ======                              ======
---------------------------------------------------------------------------------------------------------------------------------


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

                                                                    Year Ended September 30,
                                          -------------------------------------------------------------------------
                                                      1997 vs. 1996                           1996 vs. 1995
                                          ------------------------------------      -------------------------------
                                                     Increase                               Increase
                                                    (Decrease)                             (Decrease)
                                                      Due to                                 Due to
                                                      ------                                 ------
                                               Volume        Rate        Total      Volume         Rate       Total
                                               ------        ----        -----      ------         ----       -----
                                                                          (In thousands)
Interest income attributable to:
    Interest-bearing deposits in
      other financial institutions        $      (36)  $       (9)   $     (45)   $    (88)   $      --   $     (88)
    Investment securities available
      for sale                                  (244)         (16)        (260)       (120)         (20)       (140)
    Investment securities held to
      maturity                                   136           --          136          29           --          29
    Mortgage-backed and related
      securities available for sale              713           12          725       1,262          120       1,382
    Mortgage-backed and related
      securities held to maturity               (144)         (48)        (192)       (628)          17        (611)
    Loans receivable                             808          (88)         720       1,059         (113)        946
    Federal Home Loan Bank stock                  21            2           23           5            4           9
                                          ----------   ----------    ---------    --------    ---------   ---------

       Total interest income                   1,254         (147)       1,107       1,519            8       1,527
                                          ----------   ----------    ---------    --------    ---------   ---------
Interest expense attributable to:
    NOW accounts                                  12           (6)           6          15           (5)         10
    Money market accounts                        (14)          (3)         (17)        (33)          12         (21)
    Passbook savings accounts                    (17)          (3)         (20)         (2)          (4)         (6)
    Certificates of deposit                      665          (84)         581         669          318         987
    Borrowings                                   777            3          780         613           --         613
                                          ----------   ----------    ---------    --------    ---------   ---------

       Total interest expense                  1,423          (93)       1,330       1,262          321       1,583
                                          ----------   ----------    ---------    --------    ---------   ---------
    Increase (decrease) in net interest
      income                              $     (169)  $      (54)   $    (223)   $    257    $    (313)  $     (56)
                                          ==========   ==========    =========    ========    =========   =========

ASSET AND LIABILITY MANAGEMENT AND MARKET RISK

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

At September 30, 1997, 2% of the present value of Milton Federal's assets was approximately $4.1 million. Because the interest rate risk of a 200 basis point increase in market interest rates (which was greater than the interest rate risk of a 200 basis point decrease) was $10.0 million at September 30, 1997, Milton Federal would have been required to deduct approximately $3.0 million (50% of the approximate $5.9 million difference) from its capital in determining whether Milton Federal met its risk-based capital requirement. Regardless of such reduction, however, Milton Federal's risk-based capital at September 30, 1997, would still have exceeded the regulatory requirement by approximately $11.2 million.

Presented below, as of September 30, 1997 and 1996, is an analysis of Milton Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates. The table also contains policy limits set by the Board of Directors of Milton Federal as the maximum change in NPV that the Board of Directors deems advisable in the event of various changes in interest rates. Such limits are established with consideration of the dollar impact of various changes and Milton Federal's strong capital position.

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

                                                       September 30, 1997                September 30, 1996
                                                   ----------------------            ------------------------
             Change in
           Interest Rate       Board Limit         $ Change      % Change            $ Change        % Change
          (Basis Points)        % Change            in NPV        in NPV              in NPV          in NPV
          --------------        --------            ------        ------              ------          ------
               (Dollars in thousands)
               +300               (40)%           $ (15,466)         (60)%         $ (12,184)            (52)%
               +200               (30)               (9,964)         (39)             (8,071)            (35)
               +100               (15)               (4,682)         (18)             (4,024)            (17)
                  0                 0                     0            0                   0               0
               -100                15                 3,337           13               3,072              13
               -200                20                 4,946           19               4,738              20
               -300                25                 6,163           24               5,141              22

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

At September 30, 1997 and 1996, Milton Federal exceeded the Board limit percentage change for an increase in interest rates of 100, 200 and 300 basis points. As a part of management's overall strategy to manage interest rate risk, the mortgage-backed and related security portfolio was structured so that substantially all of the mortgage-backed and related securities reprice on at least an annual basis. In addition, management has increased consumer lending although it still remains a small percentage of the overall loan portfolio. Consumer loans typically have a significantly shorter weighted average maturity and offer less exposure to interest rate risk. In addition, management continuing to originate adjustable-rate mortgage loans as an additional tool to manage interest rate risk. Adjustable-rate loans increased from $3.1 million at September 30, 1996 to $7.3 million at September 30, 1997. Additionally, during fiscal 1997, Milton Federal sold a pool of long-term, fixed-rate mortgage loans and invested the funds in shorter-term fixed-rate loans, adjustable-rate loans and adjustable-rate mortgage-backed and related securities which have less exposure to interest rate risk.

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

SUBSIDIARIES

Milton Federal owns all of the outstanding shares of Milton Financial Service Corporation ("Milton Financial"), the only asset of which is stock of Intrieve, Inc., a data service provider. The net book value of Milton Federal's investment in Milton Financial at September 30, 1997, was $15,000.

PERSONNEL

As of September 30, 1997, Milton Federal had 53 full-time employees and 5 part-time employees. Milton Federal believes that relations with its employees are good. Milton Federal offers health, disability and life insurance benefits. None of the employees of Milton Federal are represented by a collective bargaining unit. MFFC has no full-time employees.

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

Congress is considering legislation which may eliminate the OTS and may require that Milton Federal be regulated under federal law as a bank. As a result, Milton Federal may become subject to additional regulation, examination and oversight by the FDIC. In addition, MFFC might become a bank holding company subject to examination, regulation and oversight by the Board of Governors of the Federal Reserve Board ("FRB"), including greater activity and capital requirements than imposed on it by the OTS. Although such legislation, if enacted, may change the activities in which MFFC or Milton Federal are authorized to engage, it is not anticipated that the current activities of either MFFC or Milton Federal will be materially affected by those activity levels.

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

CONTROL SHARE ACQUISITION. Section 1701.831 of the Ohio Revised Code (the "Control Share Acquisition Statute") requires that certain acquisitions of voting securities which would result in the acquiring shareholder owning 20%, 33-1/3%, or 50% of the outstanding voting securities of MFFC (a "Control Share Acquisition") must be approved in advance by the holders of at least a majority of the outstanding voting shares represented at a meeting at which a quorum is present and a majority of the portion of the outstanding voting shares represented at such a meeting, excluding the voting shares owned by the acquiring shareholder, by certain other persons who acquire or transfer voting shares after public announcement of the acquisition or by certain officers or directors of the corporation who are employees of the corporation. The Control Share Acquisition Statute was intended, in part, to protect shareholders of Ohio corporations from coercive tender offers.

TAKEOVER BID STATUTE. Ohio law provides that an offeror may not make a tender offer or request an invitation for tenders that would result in the offeror beneficially owning more than ten percent of any class of the target company's equity securities unless such offeror files certain information with the Ohio Division of Securities (the "Securities Division") and provides such information to the target company and the offerees within Ohio. The Securities Division may suspend the continuation of the control bid if the Securities Division determines that the offeror's filed information does not provide full disclosure to the offerees of all material information concerning the control bid. The statute also provides that an offeror may not acquire any equity security of a target company within two years of the offeror's previous acquisition of any equity security of the same target company pursuant to a control bid unless the Ohio offerees may sell such security to the offeror on substantially the same terms as provided by the previous control bid. The statute does not apply to a transaction if either the offeror or the target company is a savings and loan holding company and the proposed transaction requires federal regulatory approval.

OFFICE OF THRIFT SUPERVISION

GENERAL. The OTS is an office in the Department of the Treasury and is responsible for the regulation and supervision of all savings associations. Deposits of federally chartered savings institutions are insured by the Savings Association Insurance Fund (the "SAIF") of the FDIC. The OTS issues regulations governing the operation of savings associations, regularly examines such associations and imposes assessments on savings associations based on their asset size to cover the cost of general supervision and examination. The OTS charters federally chartered associations, such as Milton Federal, and prescribes their permissible investments and activities, including the types of loans and investments in real estate, subsidiaries and securities they may make. The OTS has authority over mergers and acquisitions of control of federally chartered savings and loan associations. The OTS also may initiate enforcement actions against savings associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. If the grounds provided by law exist, the OTS may appoint a conservator or receiver for a savings association.

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

The following table sets forth the amount and percentage level of regulatory capital of Milton Federal at September 30, 1997, and the amount by which it exceeds its requirements. Tangible and core capital are reflected as a percentage of adjusted total assets. Risk-based (or total) capital, which consists of core and supplementary capital, is reflected as a percentage of risk-weighted assets.


                                                                               At September 30, 1997
                                                                         --------------------------------
                                                                              Amount             Percent
                                                                              ------             -------
                                                                                    (In thousands)
         Tangible capital                                                $    21,385               10.34%
         Requirement                                                           3,103                1.50
                                                                         -----------             -------
         Excess                                                               18,282                8.84

         Core capital                                                         21,385               10.34
         Requirement                                                           6,206                3.00
                                                                         -----------             -------
         Excess                                                               15,179                7.34

         Risk-based capital                                                   21,799               22.83
         Risk-based requirement                                                7,637                8.00
                                                                         -----------             -------
         Excess                                                               14,162               14.83

The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, based on less than satisfactory examination ratings in areas other than capital or, after notice and opportunity for hearing, if the association is deemed to be in an unsafe or unsound condition or to be engaging in an unsafe or unsound practice. Each undercapitalized association must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. Milton Federal's capital at September 30, 1997, meets the standards for the highest category, a "well-capitalized" institution.

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

LIMITATIONS ON CAPITAL DISTRIBUTIONS. The OTS imposes various restrictions or requirements on the ability of associations, including Milton Federal, to make capital distributions, including dividend payments. OTS regulations also establish a system limiting capital distributions according to ratings of associations based on their capital level and supervisory condition.

Tier 1 consists of associations that, before and after the proposed distribution, meet their fully phased-in capital requirements. Associations in this category may make capital distributions during any calendar year equal to the greater of 100% of net income, current year-to-date, plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of its net income over the most recent four-quarter period. A Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association. Milton Federal meets the requirements for a Tier 1 association and has not been notified of any need for more than normal supervision.

Tier 2 associations consist of associations that meet current, but not fully phased-in, capital requirements, may make capital distributions of up to 75% of net income over the most recent four quarters. Tier 3 associations do not meet current minimum capital requirements and must obtain OTS approval of any capital distribution. Tier 2 associations that propose to make a capital distribution in excess of the noted safe harbor provisions must also obtain OTS approval. Tier 2 associations proposing to make a capital distribution within the safe harbor provisions and Tier 1 associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. The OTS may object to the distribution during that 30 day period based on safety and soundness concerns.

In April, 1997, MFFC began a program authorizing the purchase of up to 5% of its outstanding common shares over a six-month period. The shares will be purchased periodically in the over-the-counter market. The number shares to be purchased and the price to be paid will depend upon the availability of shares, the prevailing market prices and any other considerations which may, in the opinion of the MFFC's Board of Directors or management, affect the advisability of purchasing shares.

LIQUIDITY. OTS regulations require that savings associations maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States Government, state or federal agency obligations) equal to a monthly average of not less than 5% of its net withdrawable savings deposits plus borrowings payable in one year or less. Monetary penalties may be imposed upon associations failing to meet these liquidity requirements. The eligible liquidity of Milton Federal, as computed under current regulations, at September 30, 1997, was approximately $10.5 million, or 7.04%, and exceeded the then applicable 5.00% liquidity requirement by approximately $3.1 million. Effective November 24, 1997, the liquidity requirement was reduced to 4.00%.

QUALIFIED THRIFT LENDER TEST. Savings associations are required to meet the QTL Test. Prior to September 30, 1996, the QTL Test required savings associations to maintain a specified amount of investments in assets that are designated as qualifying thrift investments ("QTI"), which are generally related to domestic residential real estate and manufactured housing and include stock issued by any FHLB, the FHLMC or the FNMA. Under this test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in 9 out of every 12 months. Congress created a second QTL Test, effective September 30, 1996, pursuant to which a savings association may also meet the QTL Test if at least 60% of the institution's assets ( on a tax basis) consist of specified assets (generally loans secured by residential real estate or deposits, educational loans, cash and certain governmental obligations). The OTS may grant exceptions to the QTL Test under certain circumstances. If a savings association fails to meet the QTL Test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL Test will not be eligible for new FHLB advances. At September 30, 1997, Milton Federal met the QTL Test.

LENDING LIMIT. OTS regulations generally limit the aggregate amount that a savings association can lend to one borrower or a group of related borrowers to an amount equal to 15% of the association's Lending Limit Capital. A savings association may loan to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to these limits. Notwithstanding the specified limits, an association may lend to one borrower up to $500,000 for any purpose. In applying these limits, the regulations require that loans to certain related borrowers be aggregated. At September 30, 1997, Milton Federal was in compliance with these lending limits, with its largest extension of credit to one borrower being $750,050. Such loan was secured by multifamily residential real estate and was current at September 30, 1997. See "THE BUSINESS OF MILTON FEDERAL - Lending Activities -- Loan Originations, Purchases and Sales."

TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors and principal shareholders and their related interests must conform to limits on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's Lending Limit Capital (200% of total capital for eligible, adequately capitalized institutions with less than $100 million in assets). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered to all employees of Milton Federal. In addition, no loan may be made to an executive officer, except loans for specific authorized purposes such as financing the education of the executive officer's children or financing the purchase of the executive officer's primary residence. Milton Federal was in compliance with such restrictions at September 30, 1997.

Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA") pertaining to transactions with affiliates. An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. MFFC is an affiliate of Milton Federal. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus for any one affiliate and 20% of such capital stock and surplus for the aggregate of such transactions with all affiliates and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a nonaffiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. In addition to limits in Sections 23A and 23B, Milton Federal may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate, except for shares of a subsidiary. Exemptions from Section 23A or 23B of the FRA may be granted only by the Federal Reserve Board. Milton Federal was in compliance with these requirements at September 30, 1997.

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

MFFC is a unitary savings and loan holding company. Under current law, there are generally no restrictions on the activities of a unitary savings and loan holding company and such companies are the only financial institution holding companies that may engage in commercial, securities and insurance activities without limitation. The broad latitude to engage in activities under current law can be restricted if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL Test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At September 30, 1997, Milton Federal met the QTL Test.

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

FEDERAL DEPOSIT INSURANCE CORPORATION

DEPOSIT INSURANCE. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks and state savings banks and the SAIF for savings associations. Milton Federal is a member of the SAIF and its deposit accounts are insured by the FDIC, up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including Milton Federal, and has authority to initiate enforcement actions against federally insured savings associations, if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

ASSESSMENTS. The FDIC is required to maintain designated levels of reserves in each fund. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such assessment rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. This risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

Prior to September 1996, the SAIF's ratio of reserves to insured deposits was significantly below the level required by law, while the BIF's ratio was above the required level. As a result, institutions with SAIF-insured deposits were paying higher deposit insurance assessments than institutions with BIF-insured deposits. Federal legislation providing for the recapitalization of the SAIF became effective in September 1996 and included a special assessment of $.657 per $100 of SAIF-insured deposits held at March 31,1995. Milton Federal had approximately $110.8 million in deposits at March 31, 1995, and paid, on November 27, 1996, a pre-tax assessment of $728,000.

In addition, MFFC might become subject to more restrictive holding company requirements, including activity limits and capital requirements similar to those imposed on Milton Federal. MFFC cannot predict the impact of the conversion of Milton Federal to, or regulation of Milton Federal as, a bank until the legislation requiring such change is enacted.

FEDERAL RESERVE BOARD

Effective December 16, 1997, FRB regulations require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $47.8 million (subject to an exemption of up to $4.7 million) and of 10% of net transaction accounts in excess of $47.8 million. At September 30, 1997, Milton Federal was in compliance with the reserve requirements then in effect as well as the new requirements.

FEDERAL HOME LOAN BANKS

The FHLBs, under the regulatory oversight of the Federal Housing Financing Board, provide credit to their members in the form of advances. Milton Federal is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of that FHLB in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of Milton Federal's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. Milton Federal is in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $2.0 million at September 30, 1997.

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

                                    TAXATION

FEDERAL TAXATION

MFFC and Milton Federal are subject to the federal tax laws and regulations which apply to corporations generally. However, certain thrift institutions such as Milton Federal were, prior to the enactment of the Small Business Jobs Protection Act, which was signed into law on August 21, 1996, allowed deductions for bad debts under methods more favorable to those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge-off method of Section 166 of the Code, or the reserve method of Section 593 of the Code.

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

The balance of the "pre-1988 reserves" is subject to the provisions of Section 593(e) as modified by the Small Business Job Protection Act which requires recapture in the case of certain excessive distributions to shareholders. The "pre-1988 reserves" may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: First, out of the institution's post-1951 accumulated earnings and profits; second, out of the "pre-1988 reserves"; and, third, out of such other accounts as may be proper. To the extent a distribution by Milton Federal to MFFC is deemed paid out of its "pre-1988 reserves" under these rules, the "pre-1988 reserves" would be reduced and Milton Federal's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the "pre-1988 reserves." As of September 30, 1997, Milton Federal's "pre-1988 reserves" subject to potential recapture for tax purposes totaled approximately $3.4 million. Milton Federal believes it has approximately $1.8 million of accumulated earnings and profits for tax purposes as of September 30, 1997, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Milton Federal will have current or accumulated earnings and profits in subsequent years.

In addition to the regular income tax, MFFC and Milton Federal may be subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its "alternative minimum taxable income" computed without regard to this preference item and prior to reduction by net operating losses, is included in "alternative minimum taxable income." Net operating losses can offset no more than 90% of "alternative minimum taxable income." The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. In addition, for taxable years after 1986 and before 1996, MFFC and Milton Federal are also subject to an environmental tax equal to 0.12% of the excess of "alternative minimum taxable income" for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2.0 million.

The tax returns of Milton Federal have been audited or closed without audit through 1993. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Milton Federal.

OHIO TAXATION

MFFC is subject to the Ohio corporation franchise tax, which, as applied to MFFC, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.9% of computed Ohio taxable income in excess of $50,000 or (ii) 0.582% times taxable net worth. For tax years beginning after December 31, 1998, the tax rate is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or
(ii) .400% times taxable net worth; however, MFFC may be exempt from the net worth tax if various conditions are satisfied.

In computing its tax under the net worth method, MFFC may exclude 100% of its investment in the capital stock of Milton Federal, as reflected on the balance sheet of MFFC, in computing its taxable net worth as long as it owns at least 25% of the issued and outstanding capital stock of Milton Federal. The calculation of the exclusion from net worth is based on the ratio of the excludable investment (net of any appreciation or goodwill included in such investment) to total assets multiplied by the net value of the stock. As a holding company, MFFC may be entitled to various other deductions in computing taxable net worth that are not generally available to operating companies.

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

Milton Federal is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.5% of Milton Federal's book net worth determined in accordance with generally accepted accounting principles. For the tax year 1999, however, the franchise tax on financial institutions will be 1.4% of book net worth and for the tax year 2000 and years thereafter, the tax will be 1.3% of book net worth. As a "financial institution," Milton Federal is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

ITEM 2. DESCRIPTION OF PROPERTY

The following table sets forth certain information at September 30, 1997, regarding the properties on which the main office and the branch office of Milton Federal are located:

                                               Owned           Date              Square             Net
Location                                     or leased       acquired            footage         book value (1)
--------                                     ---------       --------            -------         ----------
25 Lowry Drive
West Milton, Ohio  45383                       Owned           1966                7,606        $   876,671

415 West National Road
Englewood, Ohio  45322                         Owned           1972                3,249            243,176

709 Arlington Road
Brookville, Ohio  45309                        Owned           1996                3,750          1,192,618

280-A South Garber Road
Tipp City, Ohio  45371                        Leased           1997                  400                N/A
-----------------------------------------------------------------------------------------------------------------

(1) At September 30, 1997, Milton Federal's office premises and equipment had a total net book value of $2,734,708. For additional information regarding Milton Federal's office premises and equipment, see Notes 1 and 5 to Financial Statements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MFFC had 2,266,836 common shares outstanding on November 28, 1997, held of record by approximately 1,087 shareholders. Price information with respect to MFFC's common shares is quoted on The Nasdaq National Market System ("Nasdaq"). The high and low trading prices for the common shares of MFFC, as quoted by Nasdaq, by quarter, are shown below.

                                            DECEMBER 31,       MARCH 31,         JUNE 30,        SEPTEMBER 30,
                                                1996             1997              1997              1997
                                            ------------       ---------         --------        -------------
           High                             $      16.50      $    14.75        $   14.25        $       15.25

           Low                                     12.75           13.50            13.25                13.75

                                            DECEMBER 31,       MARCH 31,         JUNE 30,        SEPTEMBER 30,
                                                1995             1996              1996              1996
                                            ------------       ---------         --------        -------------
           High                             $      17.13     $     16.25        $   15.75        $       14.38

           Low                                     14.50           15.25            12.25                11.50

For the year ended September 30, 1997, MFFC paid regular quarterly dividends per common share of $.14 on November 15, 1996, $.15 on February 14, 1997, $.15 on May 15, 1997 and $.15 on August 15, 1997. MFFC also paid a special dividend of $2.50 per common share on November 15, 1996. For the year ended September 30, 1996, MFFC paid regular quarterly dividends per common share of $.08 on November 15, 1995, $.10 on February 15, 1996, $.12 on May 15, 1996 and $.13 on
August 15, 1996. MFFC also paid a special dividend of $1.00 per common share on December 8, 1995. Income of MFFC consists of interest on mortgage-backed securities and other securities and dividends which were periodically declared and paid by the Board of Directors of Milton Federal on common shares of Milton Federal held by the MFFC.

In addition to certain federal income tax considerations, OTS regulations impose limitations on the payment of dividends and other capital distributions by savings associations. Under OTS regulations applicable to converted savings associations, Milton Federal is not permitted to pay a cash dividend on its common shares if its regulatory capital would, as a result of payment of such dividend, be reduced below the amount required for the Liquidation Account (the account established for the purpose of granting a limited priority claim on the assets of the Bank in the event of complete liquidation to those members of the Bank before the Conversion who maintain a savings account at the Bank after the Conversion), or applicable regulatory capital requirements prescribed by the OTS.

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

                                                                          At September 30,
                                               --------------------------------------------------------------------
Selected financial data:                            1997          1996          1995          1994           1993
                                                    ----          ----          ----          ----           ----
                                                                           (In thousands)
Total amount of:
    Assets                                     $   209,958   $   180,831   $   161,680   $   149,927    $   123,131
    Cash and cash equivalents (1)                    5,633         1,301         1,701        25,604          3,853
    Investment securities available
      for sale (2)                                   5,520            --            --         8,522         11,078
    Investment securities held to
      maturity (2)                                   3,254           500            --         3,015          4,318
    Mortgage-backed and related
      securities available for sale (2)             47,842        34,009        17,110            --             --
    Mortgage-backed and related
      securities held to maturity (2)               12,125        14,002        25,974        25,183         28,516
    FHLB stock                                       2,013         1,182         1,099         1,029            977
    Loans receivable - net                         127,396       116,749       100,758        91,246         81,827
    Deposits                                       142,832       128,554       117,898       134,790        109,483
    Borrowings                                      39,570        17,489         5,260
    Shareholders' equity (3)                        26,388        33,479        37,502        14,394         13,012

(Tables and footnotes continue on following page.)

                                                                          At September 30,
                                               --------------------------------------------------------------------
Summary of earnings:                                1997          1996          1995          1994           1993
                                                    ----          ----          ----          ----           ----
                                                                           (In thousands)
    Interest and dividend income               $    13,773   $    12,665   $    11,139   $     9,239    $     9,375
    Interest expense                                 8,149         6,819         5,236         4,631          4,772
                                               -----------   -----------   -----------   -----------    -----------
    Net interest income                              5,624         5,846         5,903         4,608          4,603
    Provision for loan losses                           75           154            64            42             14
                                               -----------   -----------   -----------   -----------    -----------
    Net interest income after provision
      for loan losses                                5,549         5,692         5,839         4,566          4,589
    Noninterest income                                 497           457           257           247            200
    Noninterest expense                              3,959         4,410         3,300         2,751          2,510
                                               -----------   -----------   -----------   -----------    -----------
    Income before income tax                         2,087         1,739         2,796         2,062          2,279
    Income tax expense                                 709           595           947           680            791
                                               -----------   -----------   -----------   -----------    -----------
    Net income                                 $     1,378   $     1,144   $     1,849   $     1,382    $     1,488
                                               ===========   ===========   ===========   ===========    ===========
    Earnings per share (4)                     $       .63   $       .49    $      .77
                                               ===========   ===========    ==========
    Dividends declared per share (4)           $      3.09   $      1.43    $      .19
                                               ===========   ===========    ==========


                                                                               At September 30,
                                                              ------------------------------------------------
Selected financial ratios and other data:                     1997       1996       1995       1994       1993
                                                              ----       ----       ----       ----       ----
                                                                                (In thousands)
    Return on assets (5)                                        .73%      0.67%      1.22%      1.09%      1.25%
    Return on equity (6)                                       5.08       3.28       5.01      10.13      12.13
    Interest rate spread (7)                                   2.42       2.55       2.94       3.37       3.55
    Net interest margin (8)                                    3.08       3.50       4.01       3.74       3.96
    Operating expenses to average assets (9)                   2.11       2.58       2.18       2.16       2.11
    Average equity to average assets                          14.46      20.36      24.36      10.74      10.32
    Dividend payout ratio                                    503.34     296.89      24.66         --         --
    Nonperforming assets to total assets                       0.30       0.35       0.34       0.22       0.61
    Nonperforming loans to total loans                         0.47       0.48       0.49       0.35       0.80
    Allowance for loan losses as a percentage of
      nonperforming loans                                     90.06      81.57      64.04      94.14      33.51
    Allowance for loan losses to total loans                    .42       0.40       0.32       0.29       0.27
    Net charge-offs to average loans                             --         --         --         --      (0.03)
    Number of offices, all full service                           3          2          2          2          2

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL AND RESULTS OF OPERATIONS

BUSINESS OF MILTON FEDERAL
FINANCIAL CORPORATION

Milton Federal Financial Corporation, a unitary thrift holding company incorporated under the laws of the State of Ohio (the "Corporation"), owns all issued and outstanding common stock of Milton Federal Savings Bank, a savings bank chartered under the laws of the United States (the "Bank"). On October 6, 1994, the Corporation acquired all of the common stock issued by the Bank upon its conversion from a mutual savings and loan association to a stock savings bank (the "Conversion"). Other than investing excess funds from the Conversion in securities, the Corporation's activities have been limited primarily to holding the common shares of the Bank.

Serving the West Milton, Ohio area since 1887, the Bank conducts business from its main office at 25 Lowry Drive in West Milton and from its full-service branch offices located in Englewood and Brookville, Ohio. The Bank also operates a loan production office in Tipp City, Ohio. The Bank is engaged principally in making first mortgage loans secured by 1-4 family residential real estate located in the Bank's designated lending area, and also originates loans for the construction of 1-4 family residential real estate, loans secured by multi-family residences (over four units), nonresidential real estate, deposits, automobiles, recreational vehicles and boats and home improvement and commercial loans. The Bank also invests in U.S. Government and agency obligations, interest-bearing deposits in other financial institutions, mortgage-backed securities, collateralized mortgage obligations ("CMOs"), real estate mortgage investment conduits ("REMICs") and other investments permitted by applicable law. Funds for lending and other investment activities come primarily from savings deposits, borrowed funds and loan and security sales and principal repayments.

As a savings and loan holding company, the Corporation is subject to regulation, supervision and examination by the Office of Thrift Supervision of the United States Department of the Treasury (the "OTS"). As a savings bank chartered under the laws of the United States, the Bank is subject to regulation, supervision and examination by the OTS and the Federal Deposit Insurance Corporation (the "FDIC"). Deposits in the Bank are insured up to applicable limits by the FDIC. The Bank is also a member of the Federal Home Loan Bank (the "FHLB") of Cincinnati.

MARKET PRICE OF THE CORPORATION'S
COMMON SHARES AND RELATED
SHAREHOLDER MATTERS

The Corporation had 2,266,836 common shares outstanding on November 28, 1997, held of record by approximately 1,087 shareholders. Price information with respect to the Corporation's common shares is quoted on The Nasdaq National Market System. The high and low trading prices for the common shares of the Corporation, as quoted by The Nasdaq Stock Market, Inc., by quarter, are shown below.

                                            DECEMBER 31,       MARCH 31,         JUNE 30,        SEPTEMBER 30,
                                                1996             1997              1997              1997
                                            ------------       ---------         --------        -------------
              High                          $      16.50      $    14.75        $   14.25        $       15.25

              Low                                  12.75           13.50            13.25                13.75

                                            DECEMBER 31,       MARCH 31,         JUNE 30,        SEPTEMBER 30,
                                                1995             1996              1996              1996
                                            ------------       ---------         --------        -------------
              High                          $      17.13      $    16.25        $   15.75        $       14.38

              Low                                  14.50           15.25            12.25                11.50

For the year ended September 30, 1997, the Corporation paid regular quarterly dividends per common share of $.14 on November 15, 1996, $.15 on February 14, 1997, $.15 on May 15, 1997 and $.15 on August 15, 1997. The Corporation also paid a special dividend of $2.50 per common share on November 15, 1996. For the year ended September 30, 1996, the Corporation paid regular quarterly dividends per common share of $.08 on November 15, 1995, $.10 on February 15, 1996, $.12 on May 15, 1996 and $.13 on August 15, 1996. The Corporation also paid a special dividend of $1.00 per common share on December 8, 1995. Income of the Corporation consists of interest on mortgage-backed securities and other securities and dividends which were periodically declared and paid by the Board of Directors of the Bank on common shares of the Bank held by the Corporation.

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

SELECTED CONSOLIDATED FINANCIAL
INFORMATION AND OTHER DATA

The following tables set forth certain information concerning the consolidated financial condition, earnings and other data regarding the Corporation at the dates and for the periods indicated. As the Conversion was completed on October 6, 1994, information prior to the year ended September 30, 1995 is for the Bank.

Selected financial condition                                         At September 30,
 and other data:                         ---------------------------------------------------------------------------
                                             1997            1996           1995            1994           1993
                                         ------------   ------------    ------------    ------------    ------------
                                                                       (In thousands)
Total amount of:
     Assets                              $    209,958   $    180,831    $    161,680    $    149,927    $    123,121
     Cash and cash equivalents(1)               5,633          1,301           1,701          25,604           3,853
     Securities available for sale              5,520                                          8,522          11,078
     Securities held to maturity                3,254            500                           3,015           4,318
     Mortgage-backed and
       related securities available
       for sale                                47,842         34,009          17,110
     Mortgage-backed and
       related securities held to
       maturity                                12,125         14,002          25,974          25,183          28,516
     FHLB stock - at cost                       2,013          1,182           1,099           1,029             977
     Loans receivable - net                   127,396        116,749         100,758          91,246          81,827
     Deposits                                 142,832        128,554         117,898         134,790         109,483
     Shareholders' equity(2)                   26,388         33,479          37,502          14,394          13,012


                                                                 Year ended September 30,
                                         ---------------------------------------------------------------------------
Summary of earnings:                          1997          1996            1995            1994            1993
                                         ------------   ------------    ------------    ------------    ------------
                                                            (In thousands except per share data)
Interest and dividend income             $     13,773   $     12,665    $     11,139    $      9,239    $      9,375
Interest expense                                8,149          6,819           5,236           4,631           4,772
                                         ------------   ------------    ------------    ------------    ------------
Net interest income                             5,624          5,846           5,903           4,608           4,603
Provision for loan losses                          75            154              64              42              14
                                         ------------   ------------    ------------    ------------    ------------
Net interest income after
  provision for loan losses                     5,549          5,692           5,839           4,566           4,589
Noninterest income                                497            457             257             247             200
Noninterest expense                             3,959          4,410           3,300           2,751           2,510
                                         ------------   ------------    ------------    ------------    ------------
Income before income tax                        2,087          1,739           2,796           2,062           2,279
Income tax expense                                709            595             947             680             791
                                         ------------   ------------    ------------    ------------    ------------
Net income                               $      1,378   $      1,144    $      1,849    $      1,382    $      1,488
                                         ============   ============    ============    ============    ============

Earnings per share(3)                    $        .63   $        .49    $        .77
                                         ============   ============    ============
Dividends declared per share(3)          $       3.09   $       1.43    $        .19
                                         ============   ============    ============

------------------------

(1) Includes cash and amounts due from depository institutions, overnight deposits and interest-bearing deposits in other financial institutions.

(2) Retained earnings only prior to September 30, 1995.

(3) Earnings and dividends per share for the Corporation is not applicable for any of the periods presented prior to September 30, 1995, due to its mutual form of ownership prior to October 6, 1994.

                                                          At or for the year ended September 30,
                                         ---------------------------------------------------------------------------
                                              1997          1996            1995            1994           1993
                                         ------------   ------------    ------------    ------------    ------------
Selected financial ratios:
Interest rate spread
(difference between average yield
  on interest-earning assets and
  average cost of interest-
  bearing liabilities)                         2.42%         2.55%           2.95%           3.37%          3.55%
Net interest margin (net
  interest income as a
  percentage of average
  interest-earning assets)                     3.08          3.50            4.01            3.74           3.96
Return on equity (net earnings
  divided by average equity)                   5.08          3.28            5.01           10.13          12.13
Return on assets (net earnings
  divided by average total assets)              .73           .67            1.22            1.09           1.25
Equity-to-assets ratio (average
  equity divided by average total
  assets)                                     14.46         20.36           24.36           10.74          10.32
Allowance for loan losses as a
  percentage of nonperforming
  loans                                       90.06         81.57           64.04           94.14          33.51


QUARTERLY FINANCIAL DATA

The following table is a summary of selected quarterly results of operations for the years ended September 30, 1997 and 1996.

                                                                          Three months ended
                                                                          ------------------
September 30, 1997                                  December 31,        March 31,         June 30,       September 30,
                                                    ------------        ---------         --------       -------------
                                                                 (In thousands except per share data)
Interest and dividend income                        $      3,301       $    3,223       $    3,516       $       3,733
Interest expense                                           1,883            1,871            2,086               2,309
                                                    ------------       ----------       ----------       -------------
Net interest income                                        1,418            1,352            1,430               1,424
Provision for loan losses                                     20               21               32                   2
                                                    ------------      -----------       ----------       -------------
Net interest income after
  provision for loan losses                                1,398            1,331            1,398               1,422
Noninterest income                                           211               67              102                 117
Noninterest expense                                        1,010              971              961               1,017
                                                    ------------      -----------       ----------       -------------
Income before income tax                                     599              427              539                 522
Income tax expense                                           204              144              183                 178
                                                    ------------       ----------       ----------       -------------
Net income                                          $        395       $      283       $      356       $         344
                                                    ============       ==========       ==========       =============

Earnings per share                                  $        .18       $      .13       $      .16       $         .16
                                                    ============       ==========       ==========       =============
Dividends declared per share                        $       2.64       $      .15       $      .15       $         .15
                                                    ============       ==========       ==========       =============

                                                                          Three months ended
                                                                          ------------------
September 30, 1996                                 December 31,        March 31,         June 30,       September 30,
                                                   ------------        ---------         --------       -------------
                                                                 (In thousands except per share data)
Interest and dividend income                       $      3,075       $     3,057      $     3,205       $      3,328
Interest expense                                          1,595             1,634            1,758              1,832
                                                   ------------       -----------      -----------       ------------
Net interest income                                       1,480             1,423            1,447              1,496
Provision for loan losses                                    15                23               32                 84
                                                   ------------       -----------      -----------       ------------
Net interest income after
  provision for loan losses                               1,465             1,400            1,415              1,412
Noninterest income                                          151               152               84                 70
Noninterest expense(1)                                      906               920              915              1,669
                                                   ------------       -----------      -----------       ------------
Income before income tax                                    710               632              584               (187)
Income tax expense                                          245               216              199                (65)
                                                   ------------       -----------      -----------       ------------
Net income                                         $        465       $       416      $       385       $       (122)
                                                   ============       ===========      ===========       ============

Earnings per share                                 $        .20       $       .18      $       .17       $       (.06)
                                                   ============       ===========      ===========       ============
Dividends declared per share                       $       1.08       $       .10      $       .12       $        .13
                                                   ============       ===========      ===========       ============

------------------------

(1) Included in noninterest expense for the three months ended September 30, 1996 is $728,000 related to the Savings Association Insurance Fund (the "SAIF") special assessment.


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

INTRODUCTION

In the following pages, management presents an analysis of the Corporation's financial condition and results of operations as of and for the year ended September 30, 1997, compared to prior years. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the financial statements and related footnotes and the selected financial data included elsewhere in this report.

The Bank is primarily engaged in the business of attracting savings deposits from the general public and investing such funds in permanent mortgage loans secured by 1-4 family residential real estate located primarily in Miami, Montgomery and Darke Counties, Ohio. The Bank also originates loans for the construction of 1-4 family residential real estate, loans secured by multifamily real estate (over four units), and nonresidential real estate, consumer and commercial loans and invests in U.S. government obligations, interest-bearing deposits in other financial institutions, mortgage-backed and related securities and other investments permitted by applicable law.

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

ANALYSIS OF FINANCIAL CONDITION

The Corporation's assets totaled $210.0 million, at September 30, 1997, an increase of $29.2 million, or 16.2%, from $180.8 million at September 30, 1996. The growth in assets was primarily in mortgage-backed and related securities and loans receivable. Such growth was funded by increased deposits and borrowed funds.

Total securities and FHLB stock increased $12.6 million from $58.2 million at September 30, 1996, to $70.8 million at September 30, 1997. The increase was due to $40.3 million in securities purchases. Most of the securities purchased were part of the Corporation's strategy of borrowing long-term, variable-rate funds from the FHLB to purchase similar-maturity, variable-rate mortgage-backed and related securities to capitalize on the yield spread. Offsetting the purchases were $18.7 million in sales of securities and mortgage-backed and related securities available for sale and maturities and principal repayments of $9.9 million. Sales were primarily made for interest rate risk strategy purposes. Mortgage-backed and related securities include Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA") and Federal National Mortgage Association ("FNMA") participation certificates and CMOs and REMICs. The majority of securities are classified as available for sale to provide the Corporation with the flexibility to move funds into loans as demand warrants. The mortgage-backed and related securities also provide the Corporation with a constant cash flow stream from principal repayments.

The Corporation's investment policy limits investments in U.S. Treasury and government agency securities to securities with terms of ten years or less for fixed-rate investments and thirty years or less for adjustable-rate investments. Mortgage-backed securities guaranteed by FHLMC, GNMA or FNMA may have terms of up to forty years. Substantially all CMOs and REMICs are collateralized with FHLMC, GNMA or FNMA securities and may have terms of up to forty years. CMOs and REMICs must meet OTS guidelines and not be "high risk" at the time of purchase as defined by Thrift Bulletin No. 52. The Corporation has not invested in any derivative securities other than CMOs and REMICs.

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

Net loans receivable, including loans held for sale, increased from $116.7 million at September 30, 1996, to $127.4 million at September 30, 1997. The Corporation experienced increases in the majority of its real estate loan categories.

Loans secured by 1-4 family first mortgages increased from $102.4 million at September 30, 1996, to $108.9 million at September 30, 1997, as a result of a high volume of loan originations. Despite the high volume of originations, overall growth was partly constrained by the sale of a pool of 1-4 family first mortgage loans with a carrying value of $10.3 million. The loans were sold as a means to manage interest rate risk by reducing the Corporation's investment in various lower-yielding or longer-term fixed-rate loans. Additionally, some of the proceeds were used to partially fund a special $2.50 per share dividend paid during the first quarter of fiscal 1997. Home equity loans and nonresidential real estate loans increased from $2.9 million and $4.4 million, respectively, at September 30, 1996, to $4.1 million and $6.2 million, respectively, at September 30, 1997. Home equity loans increased as a result of the Corporation's competitive marketing effort to target such loans, while the increase in nonresidential real estate loans was due to the origination of a few larger balance loans primarily in the latter half of fiscal 1997. The continued growth in total real estate loans is related to growth in the Corporation's market area as the Corporation has not changed its philosophy regarding pricing or underwriting standards during the period.

There were no loans classified as held for sale at September 30, 1997, while loans classified as held for sale totaled $10.4 million at September 30, 1996. Held for sale loans are included in the total for 1-4 family first mortgage loans discussed above.

The Corporation's consumer loan portfolio increased slightly between September 30, 1996, and September 30, 1997. Consumer loans remain a small portion of the entire loan portfolio and represented only 2.1% and1.8% of total loans at September 30, 1997 and 1996, respectively.

During the third quarter of fiscal 1997, the Corporation began originating commercial-purpose business loans secured by collateral other than real estate. At September 30, 1997, commercial loans totaled $575,000 and represented less than 1.0% of the Corporation's overall loan portfolio.

Premises and equipment, net of accumulated depreciation, totaled $2.7 million at September 30, 1997, compared to $1.5 million at September 30, 1996, an increase of $1.2 million. The increase was primarily due to the construction of a new branch office in Brookville, Ohio. Construction began during the first quarter of fiscal 1997 and the facility was placed into service in August, 1997.

Total deposits increased $14.2 million, or 11.1%, from $128.6 million at September 30, 1996, to $142.8 million at September 30, 1997. The Bank experienced a slight decrease in passbook savings accounts which decreased from 13.0% of total deposits at September 30, 1996, to 11.5% of total deposits at September 30, 1997. A decrease in negotiable order of withdrawal ("NOW") accounts was offset by an increase in money market accounts while the combined demand deposit portfolio decreased from 12.4% of total deposits at September 30, 1996, to 11.1% of total deposits at September 30, 1997. Certificates of deposit increased 15.3% and were the primary reason for the overall deposit growth. Growth in certificates of deposit has been due to normal operating procedures as the Corporation has not used special promotions to attract the increased volume. The certificate of deposit portfolio increased from 74.6% of total deposits at September 30, 1996, to 77.4% at September 30, 1997. All of the time deposits held at the Bank mature in less than five years.

Borrowed funds increased $22.1 million from $17.5 million at September 30, 1996, to $39.6 million at September 30, 1997. The increase due to new long term advances of $25.0 million was partially offset by principal repayments of $1.3 million and a net decrease in short-term advances under the Bank's cash management line of credit of $1.6 million. As discussed above, the majority of borrowed funds are invested in mortgage-backed and related securities available for sale to leverage the Bank's excess capital provided from the Conversion. These securities may be sold in the future, if necessary, to provide liquidity for loan growth.

Other liabilities decreased from $1.0 million at September 30, 1996, to $810,000 at September 30, 1997. At September 30, 1996, other liabilities included an accrued expense of approximately $728,000 as a result of legislation passed to recapitalize the Savings Association Insurance Fund ("SAIF") of the FDIC. The special assessment was subsequently paid during the first quarter of fiscal 1997. The SAIF was below the level required by law because a significant portion of the assessments paid into the SAIF by thrifts, like the Bank, were used to pay the cost of prior thrift failures. The legislation called for a one-time assessment of $.657 per $100 of SAIF insured deposits held as of March 31, 1995. As a result of the recapitalization of the SAIF, the current disparity between bank and thrift insurance assessments was reduced. Thrifts had been paying assessments of $.23 per $100 of deposits, which, for most thrifts, was reduced to $.064 per $100 in deposits in January 1997 and is expected to be $.024 per $100 in deposits no later than January 2000.

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

The Corporation's net income of $1,378,000 for 1997 represented a $234,000 increase from the $1,144,000 in net income for 1996. Similarly, earnings per share increased by $.14 per share from $.49 per share for 1996, to $.63 per share for 1997. The increase in earnings was primarily due to the combination of a decrease in noninterest expense and a slight increase in noninterest income partially offset by a decrease in net interest income.

The Corporation's net income of $1,144,000 for 1996 represented a $705,000 decrease from the $1,849,000 in net income for 1995. Similarly, earnings per share decreased by $.28 per share from $.77 per share for 1995 to $.49 per share for 1996. The decrease in earnings was due to a slight decrease in net interest income combined with an increase in noninterest expense, resulting primarily from a one-time deposit insurance assessment, partially offset by gains from the sales of mortgage-backed and related securities, as more fully discussed below.

NET INTEREST INCOME. Net interest income is the largest component of the Corporation's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities.

Historically, the Corporation had only fixed-rate loans in its loan portfolio. Consequently in periods of rising interest rates, the Corporation's net interest spread is negatively affected because the interest rates paid on deposits increases at a faster pace than the rates earned on loans. As part of the Corporation's overall strategy to manage interest rate risk, management began to originate adjustable-rate mortgage loans in the latter quarters of fiscal 1995. As of September 30, 1997 and 1996, the Corporation had $7.3 million and $3.1 million in adjustable-rate mortgages. Additionally, the mortgage-backed and related securities portfolio has been structured so that substantially all of the mortgage-backed and related securities reprice on at least an annual basis. At September 30, 1997, 98.3% of the Corporation's mortgage-backed and related securities portfolio reprices on at least an annual basis.

The net interest income of the Corporation decreased by $223,000 for 1997, compared to 1996. The change in net interest income is primarily attributable to a decline in the ratio of average interest-earning assets to average interest-bearing liabilities combined with a decrease in the average interest rate spread from 2.55% in 1996, to 2.42% in 1997. Management has employed strategies such as large, special dividends and common stock repurchase programs to reduce the excess capital position of the Corporation in an effort to improve its return on equity. As a result, deposits and borrowed funds have increased in order to continue funding the Corporation's growth. See "Yields Earned and Rates Paid."

The net interest income of the Corporation decreased by $56,000 for 1996, compared to 1995. The change in net interest income was attributable to increases in higher yielding interest-earning asset balances being entirely offset by an overall increase in the cost of funds for deposits with a larger portion of the deposit base being in higher cost certificates of deposit and an increased level of borrowed funds.

Interest and fees on loans totaled $9,579,000 for 1997, compared to $8,859,000 and $7,913,000 for 1996 and 1995. Such increase in interest income was due to higher average loans receivable balances, despite the loan sale in 1997, related to the origination of new 1-4 family first mortgage, home equity and nonresidential real estate loans, partially offset by a decrease in the average yield earned to 8.17% in 1997 from 8.25% and 8.37% in 1996 and 1995.

Interest on mortgage-backed and related securities totaled $3,528,000 for 1997, compared to $2,995,000 and $2,224,000 for 1996 and 1995. The increase in 1997 over 1996 was due to an increase in the average balance of mortgage-backed and related securities, partially offset by a slight decrease in the average yield on mortgage-backed and related securities from 6.50% in 1996 to 6.45% in 1997. The increase in 1996 over 1995 was due to a larger percentage of higher yielding mortgage-backed and related securities in 1996 as compared to the prior period combined with an overall increase in the level of mortgage-backed and related securities. The increase in the yield was the result of most mortgage-backed and related securities repricing to higher yield levels for 1996. The variable-rate feature of these securities helps mitigate the Corporation's exposure to upward interest rate movement due to its primarily fixed-rate loan portfolio.

Interest on other securities totaled $505,000 for 1997, compared to $629,000 for 1996, and $740,000 for 1995. The decreases were the result of lower average balances of securities combined with decreases in the overall portfolio yield to 6.40% in 1997 from 6.44% in 1996 and 6.60% in 1995.

Other interest and dividend income totaled $161,000 in 1997, compared to $183,000 in 1996 and $262,000 in 1995. The decrease in 1997 from 1996 was due to lower average balances of interest-bearing deposits in other financial institutions combined with a lower yield on such deposits. The effect of the decreased volume of lower yielding interest bearing deposits was partially offset by a larger investment in higher yielding FHLB stock. The decrease in other interest and dividend income in 1996 from 1995 was due to lower average balances in overnight funds, partially offset by higher yields earned on FHLB stock.

Interest paid on deposits totaled $6,749,000 in 1997, compared to $6,199,000 in 1996 and $5,230,000 in 1995. The increases resulted from increasing average deposit balances over the comparable periods combined with an overall increase in the average cost of deposits to 5.00% in 1997 from 4.99% in 1996 and 4.62% in 1995. The increase in the average cost of deposits was a result of a larger percentage of the deposit portfolio being in high yielding certificates of deposit.

Interest on borrowed funds totaled $1,400,000 in 1997 compared to $620,000 in 1996 and $7,000 in 1995. The increase is the result of higher average balances of borrowed funds over each of the comparable periods. Beginning in the fourth quarter of fiscal 1995, the Corporation borrowed funds and invested a portion of these funds in mortgage-backed and related securities to leverage excess capital, as discussed previously. The Corporation borrowed additional adjustable-rate funds for the same purpose in subsequent quarters. The Corporation also borrowed fixed-rate funds to provide for long-term liquidity needs. Total borrowed funds increased during fiscal 1996 and began to decline slightly during the first two quarters of fiscal 1997; however, during the third and fourth quarters of fiscal 1997, new advances, net of repayments, totaled $23.9 million. As opportunities arise to further leverage the Corporation's excess capital, the Corporation may make additional borrowings to fund loan demand and mortgage-backed and related security purchases.

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

The Corporation did not experience any net charge-offs in 1997 or 1996, while net charge-offs for 1995 were less than $1,000. The Corporation's low historical charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a down payment of 20% of the lower of the sales price or appraised value of 1-4 family residential real estate loans, established income information and defined ratios of debt to income. Loans secured by real estate make up 97.4% of the Corporation's loan portfolio, and loans secured by first mortgages on 1-4 family residential real estate constituted 81.6% of total loans at September 30, 1997. Notwithstanding the historical charge-off history, however, management believes that continuing to increase the allowance for loan losses is prudent as total loans, particularly consumer and commercial loans, increase. Accordingly, management anticipates that it will continue its provisions to the allowance for loan losses at current levels for the foreseeable future, providing the volume of nonperforming loans remains insignificant. The provision for loan losses totaled $75,000, $154,00 and $64,000 in 1997, 1996 and 1995, respectively.

NONINTEREST INCOME. Noninterest income totaled $498,000 in 1997, compared to $457,000 in 1996 and $257,000 in 1995. The increase in 1997 over 1996 was due to increases in service charges and other fees as well as other income. The effect of the $118,000 gain on the sale of loans discussed above was offset by a decrease in realized gains on the sales of available-for-sale securities. The primary source of the increase in 1996 over 1995 was from realized gains of $226,000 from sales of mortgage-backed and related securities held in the available-for-sale portfolio. The securities sales in 1997 and 1996 were primarily made for interest rate risk strategy purposes. The Corporation was able to restructure its mortgage-backed and related securities portfolio so that its securities reprice monthly and in the process also increased the interest rate caps on the securities. Other changes in noninterest income were insignificant.

NONINTEREST EXPENSE. Noninterest expense totaled $3,959,000 in 1997, compared to $4,410,000 in 1996 and $3,300,00 in 1995. Federal deposit insurance premiums were the primary cause of the spike in non-interest expense in 1996. As discussed above, the Bank recognized an additional expense of approximately $728,000 in September 1996, as a result of legislation passed to recapitalize the SAIF of the FDIC.

Absent the effect of the special, one-time deposit insurance assessment, salaries and employee benefits and state franchise taxes made up the remainder of the general increase over the comparable periods. Salaries and employee benefits increased due to annual merit increases, additional personnel to staff the new Brookville office, increased compensation expense related to the Milton Federal Financial Corporation Employee Stock Ownership Plan ("ESOP") as a result of the Corporation's stock price increasing, and the added expense from the Milton Federal Savings Bank Recognition and Retention Plan and Trust Agreement ("RRP"), which had not been implemented during 1995. State franchise taxes increased due to the change in corporate structure during fiscal 1995 and the resulting tax impact of higher capital levels at the Bank and earnings at the Corporation. The second quarter of fiscal 1996 was the first period in which the franchise taxes were impacted by the capital raised in the mutual to stock conversion. Other changes in noninterest expense were not significant.

INCOME TAX EXPENSE. The volatility of income tax expense is primarily attributable to the change in net income before income taxes. See Note 9 of the Notes to Consolidated Financial Statements. Income tax expense totaled $709,000 in 1997, $595,000 in 1996 and $947,000 in 1995 resulting in effective tax rates of 34.0%, 34.2% and 33.9%, respectively.

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

In August 1996, legislation was enacted that repealed the percentage of taxable income method of accounting used by many thrifts to calculate their bad debt reserve for federal income tax purposes. As a result, small thrifts, such as the Bank, must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for tax years beginning after December 31, 1987. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. At September 30, 1997, the Bank had approximately $1.1 million in bad debt reserves subject to recapture for federal income tax purposes. The deferred tax liability related to the recapture has been previously established.

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

                                                                     Year ended September 30,
                                     ---------------------------------------------------------------------------------------------
                                                 1997                           1996                            1995
                                     -----------------------------   ----------------------------  -------------------------------
                                       Average   Interest             Average   Interest              Average    Interest
                                     outstanding  earned/   Yield/  outstanding  earned/   Yield/   outstanding   earned/  Yield/
                                       balance     paid      rate     balance     paid      rate      balance      paid     rate
                                       -------     ----      ----     -------     ----      ----      -------      ----     ----
                                                                     (Dollars in thousands)
Interest-earning assets:
   Interest-bearing deposits in other
     financial institutions           $  1,516    $    59    3.89%   $  2,429   $   104     4.28%   $   4,478   $    192    4.29%
   Investment securities available
     for sale (1)                        5,440        340    6.24       9,404       600     6.42       11,210        740    6.60
   Investment securities held to
     maturity                            2,435        165    6.78         422        29     6.87
   Mortgage-backed and related
     securities available for sale (1)  41,535      2,716    6.52      30,797     1,991     6.48       10,996        609    5.54
   Mortgage-backed and related
     securities held to maturity        13,043        812    6.23      15,318     1,004     6.55       24,908      1,615    6.48
   Loans receivable (2)                117,194      9,579    8.17     107,321     8,859     8.25       94,504      7,913    8.37
   Federal Home Loan Bank stock          1,428        102    7.14       1,130        79     6.99        1,055         70    6.64
                                     ---------    -------            --------   -------             ---------   --------
      Total interest-earning assets    182,591     13,773    7.54%    166,821    12,666     7.60%     147,151     11,139    7.57%
                                                  -------                       -------                         --------

Noninterest earning assets:
   Cash and amounts due from
     depository institutions               504                            962                             430
   Premises and equipment, net           2,011                          1,471                           1,489
   Other nonearning assets               2,690                          1,886                           2,453
                                    ----------                       --------                       ---------
      Total assets                  $  187,796                       $171,140                       $ 151,523
                                    ==========                       ========                       =========

Interest-bearing liabilities:
   NOW accounts                     $    9,101        166    1.82%   $  8,451       160     1.89%   $   7,648        150    1.96%
   Money market accounts                 6,909        203    2.94       7,396       220     2.97        8,525        241    2.83
   Passbook savings accounts            16,804        419    2.49      17,498       439     2.51       17,588        445    2.53
   Certificates of deposit             102,270      5,961    5.83      90,873     5,380     5.92       79,335      4,393    5.54
                                    ----------  ---------  ------    --------   -------             ---------   --------

      Total deposits                   135,084      6,749    5.00     124,218     6,199     4.99      113,096      5,229    4.62

   Borrowings                           24,179      1,400    5.79      10,751       620     5.77          118          7    5.93
                                    ----------  ---------            --------   -------             ---------   --------
      Total interest-bearing
       liabilities                     159,263      8,149    5.12%    134,969     6,819     5.05%     113,214      5,236    4.62%
                                                                                -------                         --------
   Noninterest-bearing liabilities       1,386                          1,321                           1,401
                                    ----------                       --------                       ---------

      Total liabilities                160,649                        136,290                         114,615

   Shareholders' equity                 27,147                         34,850                          36,908
                                    ----------                       --------                       ---------
      Total liabilities
        shareholders' equity        $  187,796                       $171,140                       $ 151,523
                                    ==========                       ========                       =========
Net interest income;
  interest rate spread                           $  5,624    2.42%              $ 5,847     2.55%              $  5,903     2.95%
                                                 ========  ======               =======   ======               ========  =======

Net interest margin (net interest
  income as a percent of average
  interest-earning assets)                                   3.08%                          3.50%                           4.01%
                                                           ======                         =======                         ======

Average interest-earning assets to
  average interest-bearing liabilities                     114.74%                        123.60%                         129.96%
                                                           ======                         ======                          ======

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

                                                                        Year ended September 30,
                                                   -------------------------------------------------------------------
                                                            1997 vs. 1996                        1996 vs. 1995
                                                   -------------------------------    --------------------------------
                                                           Increase                             Increase
                                                          (decrease)                           (decrease)
                                                            due to                               due to
                                                     ------------------                    -----------------
                                                      Volume       Rate       Total        Volume       Rate      Total
                                                      ------       ----       -----        ------       ----      -----
                                                                            (In thousands)
Interest income attributable to:
     Interest-bearing deposits in
       other financial institutions                $     (36)  $     (9)  $     (45)      $   (88)              $   (88)
     Securities available for sale                      (244)       (16)       (260)         (120)  $    (20)      (140)
     Securities held to maturity                         136                    136            29                    29
     Mortgage-backed and related
       securities available for sale                     713         12         725         1,262        120      1,382
     Mortgage-backed and related
       securities held to maturity                      (144)       (48)       (192)         (628)        17       (611)
     Loans receivable                                    808        (88)        720         1,059       (113)       946
     Federal Home Loan Bank stock                         21          2          23             5          4          9
                                                   ---------   --------   ---------       -------   --------    -------
         Total interest income                         1,254       (147)      1,107         1,519          8      1,527
                                                   ---------   --------   ---------       -------   --------    -------
Interest expense attributable to:
     NOW accounts                                         12         (6)          6            15         (5)        10
     Money market accounts                               (14)        (3)        (17)          (33)        12        (21)
     Passbook savings accounts                           (17)        (3)        (20)           (2)        (4)        (6)
     Certificates of deposit                             665        (84)        581           669        318        987
     Borrowings                                          777          3         780           613                   613
                                                   ---------   --------   ---------       -------   --------    -------
         Total interest expense                        1,423        (93)      1,330         1,262        321      1,583
                                                   ---------   --------   ---------       -------   --------    -------
Increase (decrease) in net
  interest income                                  $    (169)  $    (54)  $    (223)      $   257   $   (313)   $   (56)
                                                   ---------   --------   ---------       -------   --------    -------


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

At September 30, 1997, 2% of the present value of the Bank's assets was approximately $4,136,000. Because the interest rate risk of a 200 basis point increase in market interest rates (which was greater than the interest rate risk of a 200 basis point decrease) was $9,964,000 at September 30, 1997, the Bank would have been required to deduct approximately $2,914,000 (50% of the approximate $5,828,000 difference) from its capital in determining whether the Bank met its risk-based capital requirement. Regardless of such reduction, however, the Bank's risk-based capital at September 30, 1997, would still have exceeded the regulatory requirement by approximately $11,248,000.

Presented below, as of September 30, 1997 and 1996, is an analysis of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates. The table also contains policy limits set by the Board of Directors of the Bank as the maximum change in NPV that the Board of Directors deems advisable in the event of various changes in interest rates. Such limits are established with consideration of the dollar impact of various rate changes and the Bank's strong capital position.

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

                                                             September 30, 1997                    September 30, 1996
                                                    ------------------------------------    ----------------------------------
    Change in Interest Rate       Board limit          $ change            % change            $ change            % change
        (Basis Points)             % change             in NPV              in NPV              in NPV              in NPV
   ------------------------      ----------         --------------      ----------------    --------------      --------------
                                               (Dollars in thousands)
            +300                     (40)%         $   (15,466)               (60)%        $   (12,184)               (52)%
            +200                     (30)               (9,964)               (39)              (8,071)               (35)
            +100                     (15)               (4,682)               (18)              (4,024)               (17)
               0                       0                     0                  0                    0                  0
            -100                      15                 3,337                 13                3,072                 13
            -200                      20                 4,946                 19                4,738                 20
            -300                      25                 6,163                 24                5,141                 22

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

At September 30, 1997 and 1996, the Corporation exceeded the Board limit percentage change for an increase in interest rates of 100, 200 and 300 basis points. As part of management's overall strategy to manage interest rate risk, the mortgage-backed and related security portfolio was structured so that substantially all of the mortgage-backed and related securities reprice on at least an annual basis. In addition, management has increased consumer lending although it still remains a small percentage of the overall loan portfolio. Consumer loans typically have a significantly shorter weighted average maturity and offer less exposure to interest rate risk. In addition, management is continuing to originate adjustable-rate mortgage loans as an additional tool to manage interest rate risk. Adjustable-rate loans increased from $3.1 million at September 30, 1996 to $7.3 million at September 30, 1997. Additionally, during fiscal 1997, the Corporation sold a pool of fixed-rate mortgage loans and invested the funds in shorter-term fixed-rate loans, adjustable-rate loans and adjustable-rate mortgage-backed and related securities which have less exposure to interest rate risk.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the years ended September 30, 1997, 1996 and 1995.

                                                                                 Year Ended September 30,
                                                                  --------------------------------------------------
                                                                       1997               1996             1995
                                                                  --------------     ------------      -------------
                                                                                    (In thousands)
Net income                                                         $       1,378     $      1,144      $      1,849
Adjustments to reconcile net income to net cash from
  operating activities                                                      (323)             392               259
                                                                   -------------     ------------      ------------
Net cash from operating activities                                         1,055            1,536             2,108
Net cash from investment activities                                      (24,074)         (19,350)          (35,260)
Net cash from financing activities                                        27,351           17,414             9,249
                                                                   -------------     ------------      ------------
Net change in cash and cash equivalents                                    4,332             (400)          (23,903)
Cash and cash equivalents at beginning of period                           1,301            1,701            25,604
                                                                   -------------     ------------      ------------
Cash and cash equivalents at end of period                         $       5,633     $      1,301      $      1,701
                                                                   =============     ============      ============

The Corporation's principal sources of funds are deposits, loan and securities repayments, maturities of securities, sales of securities available for sale and other funds provided by operations. The Bank also has the ability to borrow from the FHLB. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and mortgage-backed security prepayments are more influenced by interest rates, general economic conditions, and competition. The Corporation maintains investments in liquid assets based upon management's assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program.

OTS regulations presently require the Bank to maintain an average daily balance of investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less in an amount equal to 5% of the sum of the Bank's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds upon which the Bank may rely, if necessary, to fund deposit withdrawals or other short-term funding needs. At September 30, 1997, the Bank's regulatory liquidity ratio was 7.04%. At such date, the Bank had commitments to originate fixed-rate loans totaling $1,780,000 and adjustable-rate loans totaling $75,000. The Bank had no commitments to originate adjustable-rate loans and no commitments to purchase or sell loans. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs.

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

The following table summarizes the Bank's regulatory capital requirements and actual capital at September 30, 1997.

                                                                                  Excess of Actual
                                                                                Capital Over Current
                              Actual capital          Current requirement            Requirement         Applicable
                           Amount      Percent      Amount        Percent        Amount     Percent      Asset Total
                           ------      -------      ------        -------        ------     -------      -----------
                                                       (Dollars in thousands)
Tangible Capital         $   21,385     10.34%     $ 3,103          1.50%     $  18,282       8.84%     $   206,881
Core Capital                 21,385     10.34        6,206          3.00         15,179       7.34          206,881
Risk-based Capital           21,799     22.83        7,637          8.00         14,162      14.83           95,466

At September 30, 1997, the Corporation had no material commitments for capital expenditures.

In April, 1997, the Board of Directors of the Corporation authorized the purchase of up to 5% of the Corporation's outstanding common shares over a six-month period. The shares will be purchased in the over-the-counter market. The number of shares to be purchased and the price to be paid will depend upon the availability of shares, the prevailing market prices and any other considerations which may, in the opinion of the Corporation's Board of Directors or management, affect the advisability of purchasing shares.

IMPACT OF NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued by the Financial Accounting Standards Board ("FASB") in 1996. SFAS 125 revises the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It was originally effective for some transactions in 1997 and others in 1998. SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," was issued in December 1996. SFAS 127 defers, for one year, the effective date of provisions related to securities lending, repurchase agreements and other similar transactions. The remaining portions of SFAS 125 continued to be effective January 1, 1997. SFAS 125 did not have a material impact on the Corporation's financial statements.

In March 1997, the FASB issued SFAS No. 128, "Earnings Per Share" which is effective for financial statements for periods ending after December 15, 1997, including interim periods. SFAS 128 simplifies the calculation of earnings per share ("EPS") by replacing primary EPS with basic EPS. It also requires dual presentation of basic EPS and diluted EPS for entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings such as stock options, warrants or other common stock equivalents. All prior period EPS data will be restated to conform with the new presentation; however, the Corporation does not expect such restatement to be materially different from EPS data previously presented.

In February 1997, the FASB issued SFAS No. 129, "Disclosures of Information about Capital Structure." SFAS 129 consolidated existing accounting guidance relating to disclosure about a company's capital structure. Public companies generally have always been required to make disclosures now required by SFAS 129 and, therefore, SFAS 129 should have no impact on the Corporation. SFAS 129 is effective for financial statements for periods ending after December 15, 1997.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and loses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 uses a "management approach" to disclose financial and descriptive information about an enterprise's reportable operating segments which is based on reporting information the way the management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, the Statement requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements. The Statement also requires that selected information be reported in interim financial statements. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Milton Federal Financial Corporation
West Milton, Ohio

We have audited the accompanying consolidated balance sheets of Milton Federal Financial Corporation as of September 30, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Milton Federal Financial Corporation as of September 30, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Corporation changed its method of accounting for impaired loans in 1996 and its method of accounting for certain investments in 1995 to comply with new accounting guidance.

                                                 Crowe, Chizek and Company LLP

Columbus, Ohio
October 17, 1997

                      MILTON FEDERAL FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                          September 30, 1997 and 1996

--------------------------------------------------------------------------------


                                                                                    1997                 1996
                                                                                    ----                 ----
ASSETS
Cash and amounts due from depository institutions                            $         696,629    $         446,731
Overnight deposits in other financial institutions                                   3,500,000
Interest-bearing deposits in other financial institutions                            1,436,490              854,278
                                                                             -----------------    -----------------
     Total cash and cash equivalents                                                 5,633,119            1,301,009
Securities available for sale                                                        5,519,885            8,521,559
Securities held to maturity (Estimated fair values of
  $3,260,087 in 1997 and $484,375 in 1996)                                           3,254,385              500,000
Mortgage-backed and related securities available for sale                           47,842,476           34,009,393
Mortgage-backed and related securities held to maturity
  (Estimated fair values of $12,055,248 in 1997 and
  $13,807,113 in 1996)                                                              12,125,253           14,002,137
Federal Home Loan Bank stock                                                         2,013,200            1,181,500
Loans, net                                                                         127,395,541          116,748,891
Premises and equipment, net                                                          2,734,708            1,541,676
Real estate owned                                                                                            32,654
Cash surrender value of life insurance                                               1,524,502            1,455,493
Accrued interest receivable                                                          1,184,122            1,057,428
Other assets                                                                           730,547              479,077
                                                                             -----------------    -----------------
         Total assets                                                        $     209,957,738    $     180,830,817
                                                                             =================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits                                                                     $     142,831,783    $     128,554,107
Borrowed funds                                                                      39,569,906           17,489,203
Advance payments by borrowers for taxes and insurance                                  165,805              182,810
Accrued interest payable                                                               192,195              104,818
Other liabilities                                                                      810,179            1,020,476
                                                                             -----------------    -----------------
         Total liabilities                                                         183,569,868          147,351,414
                                                                             -----------------    -----------------

Shareholders' equity
Preferred stock, no par value, 1,000,000 shares authorized,
  none outstanding
Common stock, no par value, 9,000,000 shares authorized,
  2,578,875 shares issued
Additional paid-in capital                                                          25,017,419           24,951,691
Retained earnings                                                                    7,975,535           13,535,280
Treasury stock, 274,039 shares in 1997 and 128,943 shares
  in 1996 at cost                                                                   (4,050,307)          (1,997,640)
Unearned employee stock ownership plan shares                                       (1,444,169)          (1,650,479)
Unearned recognition and retention plan shares                                      (1,054,575)          (1,269,957)
Unrealized loss on securities available for sale                                       (56,033)             (89,492)
                                                                             ------------------   -----------------
     Total shareholders' equity                                                     26,387,870           33,479,403
                                                                             -----------------    -----------------
         Total liabilities and shareholders' equity                          $     209,957,738    $     180,830,817
                                                                             =================    =================

-------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                      MILTON FEDERAL FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                 Years ended September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------


                                                                 1997                1996                1995
                                                                 ----                ----                ----
INTEREST AND DIVIDEND INCOME
     Loans, including fees                                  $     9,578,767     $     8,858,805    $      7,913,407
     Mortgage-backed and related securities                       3,528,348           2,995,124           2,223,779
     Other securities                                               505,254             628,619             740,116
     Interest-bearing deposits and overnight funds                   58,696             103,790             191,721
     Dividends on Federal Home Loan Bank
       stock                                                        101,880              79,152              70,245
                                                            ---------------     ---------------    ----------------
         Total interest income                                   13,772,945          12,665,490          11,139,268

INTEREST EXPENSE
     Deposits                                                     6,749,161           6,199,016           5,229,721
     Borrowed funds                                               1,399,995             619,790               6,761
                                                            ---------------     ---------------    ----------------
         Total interest expense                                   8,149,156           6,818,806           5,236,482
                                                            ---------------     ---------------    ----------------

NET INTEREST INCOME                                               5,623,789           5,846,684           5,902,786

Provision for loan losses                                            75,000             154,300              64,300
                                                            ---------------     ---------------    ----------------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                                     5,548,789           5,692,384           5,838,486

NONINTEREST INCOME
     Service charges and other fees                                 147,232             131,696             136,221
     Net gain on sale of loans                                      118,281
     Net realized gain on sale of available for sale
       securities                                                   115,072             225,797
     Other income                                                   117,209              99,498             120,909
                                                            ---------------     ---------------    ----------------
         Total noninterest income                                   497,794             456,991             257,130

NONINTEREST EXPENSE
     Salaries and employee benefits                               2,295,007           1,958,788           1,783,944
     Occupancy                                                      289,902             283,422             285,889
     Data processing services                                       179,096             158,180             146,895
     Federal deposit insurance premiums                             121,044           1,003,897             266,927
     State franchise taxes                                          371,575             372,980             214,956
     Advertising                                                     57,541              42,472              45,007
     Other expenses                                                 644,980             590,658             555,963
                                                            ---------------     ---------------    ----------------
         Total noninterest expense                                3,959,145           4,410,397           3,299,581
                                                            ---------------     ---------------    ----------------

INCOME BEFORE INCOME TAX                                          2,087,438           1,738,978           2,796,035

Income tax expense                                                  709,000             595,000             946,654
                                                            ---------------     ---------------    ----------------

NET INCOME                                                  $     1,378,438     $     1,143,978    $      1,849,381
                                                            ===============     ===============    ================

Earnings per common share                                   $           .63     $           .49    $            .77
                                                            ===============     ===============    ================


-------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                      MILTON FEDERAL FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 Years ended September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------

                                                                                          Unrealized
                                                                                        Gain (Loss) on
                                 Additional                                 Unearned      Securities
                                   Paid-In       Retained   Treasury    Employee Benefit   Available
                                   Capital       Earnings     Stock        Plan Shares     for Sale        Total
                                   -------       --------     -----        -----------     --------        -----
Balance, October 1, 1994                       $14,394,363                                             $ 14,394,363

Net income for the year
  ended September 30, 1995                       1,849,381                                                1,849,381

Cash dividends -
  $.19 per share                                  (456,110)                                                (456,110)

Effect of change in accounting
  for investment securities at
  October 1, 1994                                                                         $   (7,597)        (7,597)

Sale of 2,578,875 shares of
  no par common stock,
  net of conversion costs    $   24,844,095                                                              24,844,095

191,240 shares purchased
  under employee stock
  ownership plan                                                           $ (2,062,046)                 (2,062,046)

Commitment to release
  19,124  employee stock
  ownership plan shares              36,202                                     206,310                     242,512

103,155 shares purchased
  under recognition and
  retention plan                                                             (1,485,339)                 (1,485,339)

Change in unrealized
  gain (loss) on securities
  available for sale                                                                         183,198        183,198
                                 ----------    -----------   -----------   ------------  -----------   ------------

Balance, September 30, 1995      24,880,297     15,787,634                   (3,341,075)     175,601     37,502,457



-------------------------------------------------------------------------------

                                  (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CONTINUED)
                 Years ended September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------

                                                                                          Unrealized
                                                                                        Gain (Loss) on
                                 Additional                                 Unearned      Securities
                                   Paid-In       Retained   Treasury    Employee Benefit   Available
                                   Capital       Earnings     Stock        Plan Shares     for Sale        Total
                                   -------       --------     -----        -----------     --------        -----
Net income for the year
  ended September 30, 1996                       1,143,978                                                1,143,978

Cash dividends -
  $1.43 per share                               (3,396,332)                                              (3,396,332)

Commitment to release
  19,124  employee stock
  ownership plan shares              71,394                                     205,257                     276,651

14,957 shares earned under
  recognition and retention
  plan                                                                          215,382                     215,382

Purchase 128,943 shares
  of treasury stock at cost                                  $(1,997,640)                                (1,997,640)

Change in unrealized gain
  (loss) on securities
  available for sale                                                                        (265,093)      (265,093)
                              -------------    -----------   -----------   ------------  -----------   ------------

Balance, September 30, 1996      24,951,691     13,535,280    (1,997,640)    (2,920,436)     (89,492)    33,479,403

Net income for the year
  ended September 30, 1997                       1,378,438                                                1,378,438

Cash dividends -
  $3.09 per share                               (6,938,183)                                              (6,938,183)

Commitment to release
  19,124  employee stock
  ownership plan shares              62,719                                     206,310                     269,029

14,957 shares earned under
  recognition and retention
  plan                                                                          215,382                     215,382

Tax benefit realized on
  vesting of recognition and
  retention plan shares               3,009                                                                   3,009

Purchase 145,096 shares
  of treasury stock at cost                                   (2,052,667)                                (2,052,667)

Change in unrealized gain
  (loss) on securities
  available for sale                                                                          33,459         33,459
                              -------------    -----------   -----------   ------------  -----------   ------------

Balance, September 30, 1997   $  25,017,419    $ 7,975,535   $(4,050,307)  $ (2,498,744) $   (56,033)  $ 26,387,870
                              =============    ===========   ===========   ============  ===========   ============

-------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                      MILTON FEDERAL FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years ended September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------


                                                                    1997               1996              1995
                                                                    ----               ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                              $     1,378,438     $     1,143,978    $     1,849,381
     Adjustments to reconcile net income to net
       cash from operating activities
         Amortization of deferred loan
           origination fees                                          (97,093)           (133,449)          (105,669)
         Amortization of premiums, accretion
           of discounts, net                                          24,759              43,407             43,658
         Provision for loan losses                                    75,000             154,300             64,300
         Depreciation                                                151,028             145,234            153,279
         Increase in cash value of life insurance                    (69,009)            (66,638)           (63,576)
         Net realized gain on sale of available for sale
           securities                                               (115,072)           (225,797)
         Net gain on sale of loans                                  (118,281)
         Federal Home Loan Bank stock dividend                      (101,700)            (78,900)           (70,000)
         Compensation expense on ESOP shares                         269,029             276,651            242,512
         Compensation expense on RRP shares                          215,382             215,382
         Tax benefit realized on vesting of RRP shares                 3,009
         Deferred tax expense (benefit)                              284,289            (304,334)            56,645
         Net change in accrued interest receivable
           and other assets                                         (378,164)           (440,672)          (150,302)
         Net change in accrued interest payable
           and other liabilities                                    (466,500)            806,505             88,044
                                                             ----------------    ---------------    ---------------

              Net cash from operating activities                   1,055,115           1,535,667          2,108,272

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                                (5,000,000)         (4,503,769)        (9,992,080)
         Proceeds from maturities                                  6,000,000           7,000,000          2,000,000
         Proceeds from sales                                       2,000,000
     Securities held to maturity
         Purchases                                                (4,006,975)           (500,000)
         Proceeds from maturities                                  1,250,000
     Mortgage-backed securities available for sale
         Purchases                                               (31,287,712)        (21,889,791)       (17,460,956)
         Proceeds from principal payments                            855,042           2,182,385            584,620
         Proceeds from sales                                      16,785,046          11,788,658
     Mortgage-backed securities held to maturity
         Purchases                                                                                       (5,793,067)
         Proceeds from principal payments                          1,836,696           2,831,653          4,919,948
     Purchase of Federal Home Loan Bank stock                       (730,000)             (3,200)
     Increase in loans, net                                      (20,883,830)        (16,012,093)        (9,540,273)
     Proceeds from sale of loans                                  10,377,554
     Premises and equipment expenditures                          (1,344,060)           (243,364)           (64,529)
     Proceeds from sale of real estate owned                          74,710                                 85,898
                                                             ---------------     ---------------    ---------------

         Net cash from investing activities                      (24,073,529)        (19,349,521)       (35,260,439)


-------------------------------------------------------------------------------

                                  (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 Years ended September 30, 1997, 1995 and 1994

--------------------------------------------------------------------------------


                                                                    1997              1996                1995
                                                                    ----              ----                ----
CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposit accounts                               14,277,676         10,656,199         (16,891,606)
     Net change in advance payments by
       borrowers for taxes and insurance                             (17,005)           (77,307)             41,273
     Net change in short-term borrowings                          (1,600,000)         2,200,000           1,000,000
     Long-term advances from Federal Home
       Loan Bank                                                  24,975,000         10,120,000           4,260,000
     Principal payments on long-term Federal
       Home Loan Bank advances                                    (1,294,297)           (90,797)
     Cash dividends paid                                          (6,938,183)        (3,396,332)           (456,110)
     Proceeds from issuance of common stock,
       net of conversion costs                                                                           24,844,095
     Cash provided to ESOP                                                                               (2,063,100)
     Shares purchased under RRP                                                                          (1,485,339)
     Purchase of treasury stock                                   (2,052,667)        (1,997,640)
                                                             ----------------    --------------

         Net cash from financing activities                       27,350,524         17,414,123           9,249,213
                                                             ---------------     --------------    ----------------

Net change in cash and cash equivalents                            4,332,110           (399,731)        (23,902,954)

Cash and cash equivalents at beginning
  of year                                                          1,301,009          1,700,740          25,603,694
                                                             ---------------     --------------    ----------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                     $     5,633,119     $    1,301,009    $      1,700,740
                                                             ===============     ==============    ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
     Cash paid during the year for
         Interest                                            $     8,061,779     $    6,741,178    $      5,238,072
         Income taxes                                                398,000            932,000             887,754
     Noncash activities
         Transfer from loans to real estate owned                                                            69,928
         Transfers of securities to available for sale
           from held to maturity upon initial
           adoption of Statement of Financial
           Accounting Standards (SFAS) No. 115                                                            3,015,000
         Transfers of mortgage-backed and related
           securities from held to maturity to
           available for sale as allowed by the
           SFAS No. 115 implementation guide                                          9,090,701


-------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Nature of Operations: The Corporation is a thrift holding company and is engaged in the business of commercial and retail banking services with operations conducted through its main office in West Milton, Ohio and its full-service branch offices located in Englewood and Brookville, Ohio. The Corporation also operates a loan production office in Tipp City, Ohio. Miami, Montgomery and Darke Counties provide the source of substantially all of the Corporation's deposit and lending activities. The majority of the Corporation's income is derived from residential, nonresidential and consumer lending activities and investments.

Use of Estimates: To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided and future results could differ. The collectibility of loans, fair values of financial instruments and status of contingencies are particularly subject to change.

Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in shareholders' equity, net of tax. Securities are classified as trading when held for short-term periods in anticipation of market gains and are carried at fair value. Securities are written down to fair value when a decline in fair value is not temporary.

Gains and losses on sales are determined using the amortized cost of the specific security sold. Interest income includes amortization of purchase premiums and discounts.

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

The Financial Accounting Standards Board ("FASB") issued a Question and Answer Implementation Guide to Statement of Financial Accounting Standards ("SFAS") No. 115 in November 1995. Based upon the reading thereof and in accordance with the provisions of this implementation guidance, the Corporation conducted a one-time reassessment of the appropriateness of its securities classifications and transferred $9,090,701 of securities classified as held to maturity to available for sale in December, 1995. The unrealized gain at the time the securities were transferred was approximately $179,000. The after-tax effect of the transfer was to increase equity by approximately $118,000.

Loans: Loans are reported at the principal balance outstanding, net of deferred loan fees and costs, the allowance for loan losses and charge-offs. Interest income is reported on the interest method. Fees and costs associated with originating or acquiring loans are deferred and amortized as an adjustment to the loan yield over the life of the respective loans. The net amount of fees and costs deferred is reported in the consolidated balance sheets as part of loans.

-------------------------------------------------------------------------------

                                  (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interest income is not reported when full loan repayment is in doubt, typically when payments are past due over 90 days (180 days for residential mortgages). Payments received on such loans are reported as principal reductions.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off.

SFAS No. 114, as amended by SFAS No. 118, was adopted October 1, 1995. These Standards require recognition and measurement of impaired loans. Loan impairment is reported when full payment under the loan terms is not expected. The carrying values of impaired loans are reduced to the present value of expected future cash flows, or to the fair value of collateral if the loan is collateral dependent, by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as bad debt expense. The effect of adopting these Standards did not affect the allowance for loan losses during fiscal 1997 or 1996.

Loan impairment is evaluated in total for smaller-balance loans of similar nature such as residential first mortgage loans secured by one- to four-family residences, residential construction loans, automobile, home equity and second mortgage loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when the internal grading system indicates a doubtful classification. The carrying values of impaired loans are periodically adjusted to reflect cash payments, revised estimates of future cash flows and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such. Other cash payments are reported as reductions in carrying value, while increases or decreases due to changes in future payments and due to the passage of time are reported as part of the provision for loan losses.

Premises and Equipment: Asset cost is reported net of accumulated depreciation. Depreciation expense is calculated using a straight line method based on the estimated useful lives of the assets. These assets are reviewed for impairment when events indicate the carrying amount may not be recoverable. Maintenance and repairs are charged to expense as incurred and improvements are capitalized.

Real Estate Owned: Real estate acquired in settlement of loans is initially reported at estimated fair value at acquisition. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in the net gain or loss on other real estate included in "Other income" on the accompanying consolidated statements of income.

Mortgage Servicing Rights: The Corporation adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights," on October 1, 1996. Mortgage servicing rights represent the allocated value of servicing rights retained on loans sold. Mortgage servicing rights are expensed in proportion to, and over the period of, estimated servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance. Mortgage servicing rights totaled $109,473 at September 30, 1997, and are included in "Other assets," in the accompanying consolidated balance sheet. Amortization expense of mortgage servicing rights totaled $6,894 for fiscal 1997.

-------------------------------------------------------------------------------

                                  (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes: Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Concentrations of Credit Risk: The Bank grants residential and commercial real estate and consumer loans to customers located primarily in Miami, Montgomery and Darke Counties. At year end 1997 and 1996, approximately 94.3% and 97.4% of the loans in the Bank's loan portfolio had interest rates fixed until the maturity of the loans.

At September 30, 1997 and 1996, the Bank has interest-bearing deposits and overnight deposits in the Federal Home Loan Bank ("FHLB") of Cincinnati totaling $3,682,264 and $809,142 and owns stock in the FHLB with a carrying value of $2,013,200 and $1,181,500.

Cash Flow Reporting: For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from depository institutions, federal funds sold and interest-bearing deposits in other financial institutions with original maturities of 90 days or less. The Corporation reports net cash flows for customer loan and deposit transactions, as well as short-term borrowings under its cash management line of credit with the FHLB.

Earnings Per Common Share: Earnings per common share is computed by dividing net income by the weighted average number of shares outstanding for the year. The weighted average number of shares outstanding for the years ended September 30, 1997, 1996 and 1995 were 2,199,746, 2,345,244 and 2,407,464, respectively.
Stock options outstanding do not presently have a dilutive effect greater than or equal to 3% on earnings per common share. Unreleased ESOP shares are not considered to be outstanding shares for the purpose of determining the weighted average number of shares used in the earnings per common share calculation.

In March 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which is effective for financial statements for periods ending after December 15, 1997, including interim periods. SFAS No. 128 simplifies the calculation of earnings per share ("EPS") by replacing primary EPS with basic EPS. It also requires dual presentation of basic EPS and diluted EPS for entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings such as stock options, warrants or other common stock equivalents. All prior period EPS data will be restated to conform with the new presentation. Adoption of this new Standard is not expected to have a material effect on the Corporation's EPS disclosures.

Reclassifications: Some items in prior financial statements have been reclassified to conform with the current presentation.


-------------------------------------------------------------------------------

                                  (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 2 - CONSUMMATION OF THE CONVERSION TO A STOCK SAVINGS BANK WITH THE CONCURRENT FORMATION OF A HOLDING COMPANY

On February 21, 1994, the Board of Directors of the Bank unanimously adopted a plan of conversion to convert from a federally chartered mutual savings and loan association to a federally chartered stock savings bank with the concurrent formation of a holding company, Milton Federal Financial Corporation (the "Conversion"). The Board of Directors amended the plan of conversion on June 6, 1994. The Conversion was consummated on October 6, 1994 by amending the Bank's federal charter and the sale of the Corporation's common shares in an amount equal to the market value of the Bank after giving effect to the conversion. A total of 2,578,875 common shares of the Corporation were sold at $10.00 per share and net proceeds from the sale were $24,844,095 after deducting the costs of the Conversion.

The Corporation retained 50% of the net proceeds from the sale of common shares. The remainder of the net proceeds were invested in the capital stock issued by the Bank to the Corporation as a result of the conversion.

At the time of the Conversion, the Bank established a liquidation account which was equal to its regulatory capital as of the latest practicable date prior to the Conversion. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for the accounts then held.


NOTE 3 - SECURITIES

Year-end securities were as follows:

                                                                       September 30, 1997
                                               --------------------------------------------------------------------
                                                                      Gross            Gross
                                                  Amortized        Unrealized       Unrealized            Fair
                                                    Cost              Gains           Losses              Value
                                                    ----              -----           ------              -----
SECURITIES AVAILABLE FOR SALE
Securities
     U.S. Government and federal
       agency securities                       $     5,500,575    $     6,319     $      (2,009)   $      5,504,885
     Equity securities                                  15,000                                               15,000
                                               ---------------    -----------     -------------    ----------------
         Total securities                      $     5,515,575    $     6,319     $      (2,009)   $      5,519,885
                                               ===============    ===========     =============    ================
Mortgage-backed and
  related securities
     FNMA certificates                         $     2,819,302    $    32,045                      $      2,851,347
     FHLMC certificates                              2,821,791         41,355                             2,863,146
     Collateralized mortgage
       obligations and REMICs                       42,290,593        318,118     $    (480,728)         42,127,983
                                               ---------------    -----------     -------------    ----------------
         Total mortgage-backed and
           related securities                  $    47,931,686    $   391,518     $    (480,728)   $     47,842,476
                                               ===============    ===========     =============    ================


-------------------------------------------------------------------------------

                                  (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 3 - SECURITIES (Continued)

                                                                       September 30, 1997
                                               --------------------------------------------------------------------
                                                                      Gross            Gross
                                                  Amortized        Unrealized       Unrealized            Fair
                                                    Cost              Gains           Losses              Value
                                                    ----              -----           ------              -----
SECURITIES HELD TO MATURITY
Securities
     U.S. Government and federal
       agency securities                       $     3,254,385    $    11,274     $      (5,572)   $      3,260,087
                                               ===============    ===========     =============    ================
Mortgage-backed and
  related securities
     FNMA certificates                         $     5,191,291    $    41,591     $     (88,830)   $      5,144,052
     GNMA certificates                                 810,348         41,570                               851,918
     FHLMC certificates                              6,123,614         53,307          (117,643)          6,059,278
                                               ---------------    -----------     -------------    ----------------
         Total mortgage-backed and
           related securities                  $    12,125,253    $   136,468     $    (206,473)   $     12,055,248
                                               ===============    ===========     =============    ================


                                                                       September 30, 1996
                                               --------------------------------------------------------------------
                                                                      Gross            Gross
                                                  Amortized        Unrealized       Unrealized            Fair
                                                    Cost              Gains           Losses              Value
SECURITIES AVAILABLE FOR SALE                       ----              -----           ------              -----
Securities
     U.S. Treasury securities                  $     2,999,645    $     7,230                      $      3,006,875
     U.S. Government and federal
       agency securities                             5,503,769            620     $      (4,705)          5,499,684
     Equity securities                                  15,000                                               15,000
                                               ---------------    -----------     -------------    ----------------
         Total securities                      $     8,518,414    $     7,850     $      (4,705)   $      8,521,559
                                               ===============    ===========     =============    ================
Mortgage-backed and
  related securities
     FNMA certificates                         $       510,095    $    13,526                      $        523,621
     FHLMC certificates                              2,596,117         63,413                             2,659,530
     Collateralized mortgage
       obligations and REMICs                       31,041,919        175,155     $    (390,832)         30,826,242
                                               ---------------    -----------     -------------    ----------------
         Total mortgage-backed and
           related securities                  $    34,148,131    $   252,094     $    (390,832)   $     34,009,393
                                               ===============    ===========     =============    ================

SECURITIES HELD TO MATURITY
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
                                               ===============    ===========     =============    ================

-------------------------------------------------------------------------------

                                  (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 3 - SECURITIES (Continued)

Substantially all collateralized mortgage obligations and REMICs (real estate mortgage investment conduits) are backed by pools of mortgages that are insured or guaranteed by the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC").

Contractual maturities of debt securities at September 30, 1997, were as follows. Securities not due at a single maturity, primarily mortgage-backed securities, are shown separately.

                                                                                              Estimated
                                                                        Amortized               Fair
                                                                          Cost                  Value
                                                                          ----                  -----
         SECURITIES AVAILABLE FOR SALE
         Due in one year or less                                     $     1,500,575      $      1,504,073
         Due after one year through five years                             4,000,000             4,000,812
         Equity securities                                                    15,000                15,000
                                                                     ---------------      ----------------
              Total securities                                             5,515,575             5,519,885
         Mortgage-backed and related securities                           47,931,686            47,842,476
                                                                     ---------------      ----------------
              Total                                                  $    53,447,261      $     53,362,361
                                                                     ===============      ================


         SECURITIES HELD TO MATURITY
         Due after one year through five years                       $     2,754,385      $      2,765,659
         Due after five years through ten years                              500,000               494,428
                                                                     ---------------      ----------------
              Total securities                                             3,254,385             3,260,087
         Mortgage-backed and related securities                           12,125,253            12,055,248
                                                                     ---------------      ----------------
              Total                                                  $    15,379,638      $     15,315,335
                                                                     ===============      ================

During the fiscal year ended September 30, 1997, proceeds from the sales of securities available for sale were $2,000,000 with gross gains of $119 included in earnings. No securities were sold during the fiscal years ended September 30, 1996 and 1995.

During the fiscal year ended September 30, 1997, proceeds from the sales of mortgage-backed and related securities available for sale were $16,785,046 with gross gains of $115,743 and gross losses of $790 included in earnings. During the fiscal year ended September 1996, proceeds from the sales of mortgage-backed and related securities available for sale were $11,788,658 with gross gains of $252,907 and gross losses of $27,110 included in earnings. No mortgage-backed and related securities were sold during the fiscal year ended September 30, 1995.


-------------------------------------------------------------------------------

                                  (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 4 - LOANS

Year-end loans were as follows:

                                                                           1997                 1996
                                                                           ----                 ----
     Residential real estate loans
              1-4 family (first mortgage)                            $    108,941,460    $     102,392,912
              Home equity (1-4 family second mortgage)                      4,051,527            2,928,693
              Multi-family                                                  1,456,604            2,248,970
     Nonresidential real estate loans                                       6,214,622            4,425,522
     Construction loans                                                     9,399,848            9,083,082
                                                                     ----------------    -----------------
              Total real estate loans                                     130,064,061          121,079,179
     Consumer
              Automobile loans                                              2,305,331            1,928,376
              Loans on deposits                                               280,542              199,313
              Other consumer loans                                            246,543              129,877
                                                                     ----------------    -----------------
                  Total consumer loans                                      2,832,416            2,257,566
     Commercial loans                                                         574,819
                                                                     ----------------

         Total loans                                                      133,471,296          123,336,745
                                                                     ----------------    -----------------
     Less:
              Net deferred loan fees                                          536,713              627,079
              Loans in process                                              4,976,840            5,473,573
              Allowance for losses on loans                                   562,202              487,202
                                                                     ----------------    -----------------

         Net loans                                                   $    127,395,541    $     116,748,891
                                                                     ================    =================


The Corporation, through the Bank, is an authorized seller/servicer for the Federal Home Loan Mortgage Corporation. The Corporation has sold various loans to other financial intermediaries while retaining the servicing rights. Gains and losses on loan sales are recorded at the time of the sale. Loans sold for which the Corporation has retained servicing totaled $9,843,149 at September 30, 1997. Capitalized mortgage servicing rights totaled $109,473 at September 30, 1997. No loans were serviced for others at September 30, 1996. At September 30, 1997, there were no loans classified as held for sale, while $10,463,058 of loans included in 1-4 family first mortgage loans above were classified as held for sale at September 30, 1996. Proceeds from the sale of loans during the year ended September 30, 1997, were $10,377,554 with net realized gains of $118,281 included earnings. No loans were sold during the years ended September 30, 1996 or 1995.

Activity in the allowance for losses on loans was as follows:

                                                                 1997             1996           1995
                                                                 ----             ----           ----
         Beginning balance                                $    487,202    $    332,902     $    268,928
         Provision for loan losses                              75,000         154,300           64,300
         Recoveries of previous charge offs
         Loans charged off                                                                         (326)
                                                          ------------    ------------     ------------

         Ending balance                                   $    562,202    $    487,202     $    332,902
                                                          ============    ============     ============

Nonaccrual loans for which interest has been suspended totaled approximately $348,000 and $312,000 at September 30, 1997 and 1996.

-------------------------------------------------------------------------------

                                  (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 4 - LOANS (Continued)

As of and for the years ended September 30, 1997 and 1996, no loans were considered impaired within the scope of SFAS No. 114.

Certain directors and executive officers of the Corporation and the Bank and their related interests were loan customers of the Bank. A summary of activity on related party loans is as follows:

         Beginning balance - October 1, 1996                     $    1,020,065
         New loans                                                      128,108
         Repayments                                                    (185,672)
                                                                 --------------
         Ending balance - September 30, 1997                     $      962,501
                                                                 ==============


NOTE 5 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

                                                   1997               1996
                                                   ----               ----
         Land                                 $     274,035     $       274,700
         Buildings and improvements               2,657,784           1,628,602
         Furniture and equipment                  1,206,176             924,539
                                              -------------       -------------
              Total cost                          4,137,995           2,827,841
         Accumulated depreciation                (1,403,287)         (1,286,165)
                                              -------------       -------------

                                              $   2,734,708       $   1,541,676
                                              =============       =============


NOTE 6 - DEFERRED COMPENSATION

The Corporation provides a deferred compensation plan for its Board of Directors. Under the terms of the plan, directors may elect to defer a portion of their fees which would be retained by the Corporation, with interest being credited to the participant's deferred balance. Upon retirement, the participant would be entitled to receive the accumulated deferred balance, paid over a specified number of years. The Corporation accrued deferred compensation expense of $49,866, $48,736 and $41,138 for the years ended September 30, 1997, 1996 and 1995, respectively.

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



-------------------------------------------------------------------------------

                                  (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 7 - ACCRUED INTEREST RECEIVABLE

Accrued interest receivable consisted of the following:

                                                           1997              1996
                                                           ----              ----
         Investments                                  $      163,712     $      148,619
         Mortgage-backed and related securities              330,978            268,633
         Loans receivable                                    689,432            640,176
                                                      --------------     --------------

                                                      $    1,184,122     $    1,057,428
                                                      ==============     ==============


NOTE 8 - DEPOSITS

Year-end deposits were as follows:

                                                            1997                1996
                                                            ----                ----
         NOW accounts, including
           noninterest-bearing deposits
           of $802,124 and $444,049                    $     8,795,378    $       9,202,096
         Money market accounts                               7,064,858            6,743,866
         Passbook savings accounts                          16,460,814           16,760,061
         Certificates of deposit                           110,510,733           95,848,084
                                                      ----------------    -----------------

                                                      $    142,831,783    $     128,554,107
                                                      ================    =================

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $5,155,000 and $3,185,000 at September 30, 1997 and 1996. Deposits
in excess of $100,000 are not insured by the FDIC.

At September 30, 1997, scheduled maturities of certificates of deposit were as follows:

                       Year ending September 30:
                               1998                     $    65,958,586
                               1999                          23,065,945
                               2000                          13,495,206
                               2001                           2,907,443
                               2002                           5,083,553
                                                        ---------------
                                                        $   110,510,733
                                                        ===============




-------------------------------------------------------------------------------

                                  (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 9 - INCOME TAXES

The provision for federal income tax consisted of the following:

                                 1997            1996             1995
                                 ----            ----             ----
        Current              $    424,711    $    899,334     $    890,009
        Deferred                  284,289        (304,334)          56,645
                             ------------    ------------     ------------

                             $    709,000    $    595,000     $    946,654
                             ============    ============     ============

The sources of year-end gross deferred tax assets and liabilities were as follows:

                                                                                1997             1996
                                                                                ----             ----
         Deferred tax assets
              Deferred compensation                                        $     103,709     $      78,740
              SAIF insurance assessment                                                            247,640
              Recognition and retention plan                                      73,231            73,231
              Unrealized loss on securities available for sale                    28,866            46,101
                                                                           -------------     -------------
                                                                                 205,806           445,712

         Deferred tax liabilities
              Allowance for loan losses                                          192,951           218,235
              Federal Home Loan Bank stock dividends                             239,197           204,619
              Depreciation                                                        34,744            23,940
              Mortgage servicing rights                                           37,221
              Other                                                                4,299
                                                                           -------------
                                                                                 508,412           446,794
                                                                           -------------     -------------

              Net deferred tax liability                                   $     302,606     $       1,082
                                                                           =============     =============

The difference between the financial statement tax provision and amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes is primarily because of the difference between the cost and market value of ESOP shares released and nontaxable earnings on life insurance contracts. The reconciled difference between the financial statement provision and the amounts computed by using the statutory rate was as follows:

                                                              1997              1996             1995
                                                              ----              ----             ----
         Income tax computed at the
           statutory rate                                 $     709,729    $     591,253     $     950,652
         Tax effect of
              Officer's life insurance                          (23,463)         (22,657)          (21,616)
              ESOP                                               21,359           24,309            12,309
              Other                                               1,375            2,095             5,309
                                                          -------------    -------------     -------------
                                                          $     709,000    $     595,000     $     946,654
                                                          =============    =============     =============

         Statutory tax rate                                        34.0%            34.0%             34.0%
                                                          =============    =============     =============
         Effective tax rate                                        34.0%            34.2%             33.9%
                                                          =============    =============     =============


-------------------------------------------------------------------------------

                                  (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 9 - INCOME TAXES (Continued)

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

In August 1996, legislation was enacted that repeals the percentage of taxable income method of accounting used by many thrifts to calculate their bad debt reserve for federal income tax purposes. As a result, small thrifts such as the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for tax years beginning after December 31, 1987. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. At September 30, 1997, the Bank had $1,130,000 in bad debt reserves subject to recapture for federal income tax purposes. The deferred tax liability related to the recapture has been previously established. In fiscal 1997, no bad debt reserves were recaptured as the Association met the residential lending requirements.

Retained earnings at September 30, 1997 and 1996, includes $3,436,000 for which no provision for federal income taxes has been made. This amount represents the qualifying and nonqualifying tax bad debt reserve as of December 31, 1987 which is the Corporation's base year for purposes of calculating the bad debt deduction for tax purposes. The related amount of unrecognized deferred tax liability was $1,168,000 at September 30, 1997 and 1996. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, it will be added to future taxable income.


NOTE 10 - BORROWED FUNDS

At September 30, 1997, the Bank had a cash management line of credit enabling it to borrow up to $8,600,000 with the FHLB. The line of credit must be renewed on an annual basis. The next renewal date is April 18, 1998. Borrowings outstanding on this line of credit totaled $1,600,000 with an interest rate of 5.90% at September 30, 1997, and $3,200,000 with interest rates ranging from 5.45% to 6.15% at September 30, 1996. Additionally, as a member of the FHLB system, the Bank has the ability to obtain additional borrowings up to a maximum total $51,704,000, including the line of credit. Accordingly, the Bank had variable rate borrowings totaling $32,805,000 and $9,930,000 at September 30, 1997 and 1996. The interest rates on the borrowings adjust monthly. At September 30, 1997, the interest rates ranged from 5.61% to 6.20%. At September 30, 1996, the interest rates ranged from 5.44% to 5.95%. The Bank also had fixed rate borrowings totaling $5,164,906 and $4,359,203 at September 30, 1997 and 1996. The interest rates on these borrowings ranged from 5.80% to 6.42 at September 30, 1997, and from 5.80% to 6.40% at September 30, 1996. The maximum month-end balance of advances outstanding was $39,570,000 in 1997 and $17,826,000 in 1996. Average balances of borrowings outstanding during 1997 and 1996 were $24,179,000 and $10,751,000. Advances under the borrowing agreements are collateralized by a blanket pledge of the Bank's residential mortgage loan portfolio and FHLB stock.


-------------------------------------------------------------------------------

                                  (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 10 - BORROWED FUNDS (Continued)

At September 30, 1997, required annual principal payments were as follows:

                Year ending September 30:
                         1998                                $     7,843,435
                         1999                                     17,187,967
                         2000                                     10,953,349
                         2001                                      1,294,595
                         2002                                        696,709
                         Thereafter                                1,593,851
                                                             ---------------
                                                             $    39,569,906
                                                             ===============


NOTE 11 - SAVINGS ASSOCIATION INSURANCE FUND RECAPITALIZATION

Included in other liabilities at September 30, 1996, and federal deposit insurance premium expense for fiscal 1996 is approximately $728,000 for a special assessment resulting from legislation passed and enacted into law on September 30, 1996, to recapitalize the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC"). Thrifts such as the Bank paid a one-time assessment of $.0657 for each $100 in deposits as of March 31, 1995. As a result of the recapitalization, the Bank began paying lower deposit insurance premiums on January 1, 1997.


NOTE 12 - COMMITMENTS, OFF-BALANCE-SHEET RISK AND CONTINGENCIES

Various contingent liabilities are not reflected in the financial statements, including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on financial condition or results of operations.

Some financial instruments are used in the normal course of business to meet financing needs of customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These involve, to varying degrees, credit risk in excess of the amount reported in the financial statements.

Exposure to credit loss if the other party does not perform is represented by the contractual amount for commitments to extend credit, standby letters of credit and financial guarantees written. The same credit policies are used for commitments and conditional obligations as are used for loans. The amount of collateral obtained, if deemed necessary, on extension of credit is based on management's credit evaluation and generally consists of residential or commercial real estate. Lines of credit are primarily home equity lines collateralized by second mortgages on 1-4 family residential real estate and commercial lines of credit collateralized by business assets.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being used, the total commitments do not necessarily represent future cash requirements.


-------------------------------------------------------------------------------

                                  (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 12 - COMMITMENTS, OFF-BALANCE-SHEET RISK AND CONTINGENCIES (Continued)

As of September 30, 1997 and 1996, the Corporation had commitments to make fixed rate 1-4 family residential real estate loans at current market rates approximating $1,780,000 and $2,417,000. Loan commitments are generally for thirty days. The interest rate on commitments ranged from 6.25% to 9.25% at September 30, 1997 and 6.50% to 10.00% at September 30, 1996. The Corporation had one commitment to make a variable rate 1-4 family residential real estate loan for $75,000, at 6.00%, at September 30, 1997. The were no commitments to make variable rate loans at September 30, 1996. As of September 30, 1997 and 1996, the Corporation had approximately $3,617,000 and $2,552,000 in unused variable rate home equity lines of credit. During 1997, the Corporation began offering commercial purpose line of credit loans. At September 30, 1997, unused commercial lines of credit totaled $239,000.

Standby letters of credit are conditional commitments to guarantee a customer's performance to a third party. At September 30, 1997, the Corporation had standby letter of credit commitments totaling $301,000, while there were no such commitments at September 30, 1996.

The Corporation has committed to participate with another financial institution in a 15 year balloon $300,000 loan secured by multifamily residential real estate. The Corporation's 90% interest in the loan will be $270,000. Under the agreement, the other institution will be funding the loan with FHLB advances, and the Corporation will be required to disburse cash only if the FHLB requires the other financial institution to prepay the advance.

At September 30, 1997 and 1996, compensating balances of $352,000 and 351,000 were required as deposits with the FHLB. The balances do not earn interest.

The Corporation and the Bank entered into employment agreements with certain officers of the Corporation and Bank. The agreements provide for a term of three years and a salary and performance review by the Board of Directors not less often than annually, as well as inclusion of the employee in any formally established employee benefit, bonus, pension and profit-sharing plans for which management personnel are eligible. The employment agreements also provide for vacation and sick leave.


NOTE 13 - REGULATORY CAPITAL REQUIREMENTS

Milton Federal Savings Bank: The Bank is subject to various regulatory capital requirements administered by the federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about the Bank's components, risk weightings and other factors. At September 30, 1997 and 1996, management believes the Bank is in compliance with all regulatory capital requirements. The Bank is considered well capitalized under the Federal Deposit Insurance Act at September 30, 1997 and 1996. Management is not aware of any matters subsequent to September 30, 1997 that would cause the Bank's capital category to change.



-------------------------------------------------------------------------------

                                  (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 13 - REGULATORY CAPITAL REQUIREMENTS (Continued)

At year-end 1997 and 1996, the Bank's actual capital level and minimum required levels (in thousands) were:

                                                                                                      Minimum
                                                                                                  Required To Be
                                                                        Minimum Required         Well Capitalized
                                                                           For Capital        Under Prompt Corrective
                                                   Actual               Adequacy Purposes       Action Regulations
                                                   ------               -----------------       ------------------
                                               Amount    Ratio          Amount     Ratio         Amount      Ratio
                                               ------    -----          ------     -----         ------      -----
SEPTEMBER 30, 1997
Total capital (to risk-weighted assets)      $  21,799     22.8%       $   7,637     8.0%       $   9,547    10.0%
Tier 1 (core) capital (to
  risk-weighted assets)                         21,385     22.4            3,819     4.0            5,728     6.0
Tier 1 (core) capital (to adjusted
  total assets)                                 21,385     10.3            6,206     3.0           10,344     5.0
Tangible capital (to adjusted total assets)     21,385     10.3            3,103     1.5              N/A

SEPTEMBER 30, 1996
Total capital (to risk-weighted assets)      $  20,562     24.2%       $   6,784     8.0%       $   8,480    10.0%
Tier 1 (core) capital (to
  risk-weighted assets)                         20,226     23.9            3,392     4.0            5,088     6.0
Tier 1 (core) capital (to adjusted
  total assets)                                 20,226     11.6            5,248     3.0            8,746     5.0
Tangible capital (to adjusted total assets)     20,226     11.6            2,624     1.5              N/A

In addition to certain federal income tax considerations, the Office of Thrift Supervision ("OTS") regulations impose limitations on the payment of dividends and other capital distributions by savings associations. Under OTS regulations applicable to converted savings banks, the Bank is not permitted to pay a cash dividend on its common shares if its regulatory capital would, as a result of payment of such dividends, be reduced below the amount required for the Liquidation Account, or below applicable regulatory capital requirements prescribed by the OTS.

OTS regulations applicable to all savings banks provide that a savings bank which immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution (including a dividend) has total capital (as defined by OTS regulations) that is equal to or greater than the amount of its capital requirements is generally permitted without OTS approval (but subsequent to 30 days' prior notice to the OTS) to make capital distributions, including dividends, during a calendar year in an amount not to exceed the greater of (1) 100% of its net earnings to date during the calendar year, plus an amount equal to one-half that which its total capital to assets ratio exceeded its required capital to assets ratio at the beginning of the calendar year, or (2) 75% of its net earnings for the most recent four-quarter period. Savings banks with total capital in excess of the capital requirements that have been notified by the OTS that they are in need of more than normal supervision will be subject to restrictions on dividends. A savings bank that fails to meet current minimum capital requirements is prohibited from making any capital distributions without the prior approval of the OTS.

The Bank currently meets all of its capital requirements and, unless the OTS determines that the Bank is an institution requiring more than normal supervision, the Bank may pay dividends in accordance with the foregoing provisions of OTS regulations.



-------------------------------------------------------------------------------

                                  (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 13 - REGULATORY CAPITAL REQUIREMENTS (Continued)

Milton Federal Financial Corporation: In April, 1997, the Board of Directors of the Corporation authorized the purchase of up to 5% of the Corporation's outstanding common shares over a six-month period. The shares will be purchased in the over-the-counter market. The number of shares to be purchased and the price to be paid will depend upon the availability of shares, the prevailing market prices and any other considerations which may, in the opinion of the Corporation's Board of Directors or management, affect the advisability of purchasing shares.


NOTE 14 - EMPLOYEE PENSION AND PROFIT INCENTIVE PLANS

The Corporation is part of a qualified noncontributory multiple-employer defined benefit pension plan covering substantially all of its employees. The plan is administered by the trustees of the Financial Institutions Retirement Fund ("Retirement Fund").

The cost of the plan is set annually as an established percentage of wages. During 1996, the Corporation reduced the defined benefit annual payment from 2% to 1% of the average salary for the participant's highest five years of service multiplied by the participant's years of service. As a result of the benefit reduction, the contribution accrued of $38,211 at September 30, 1995 was reversed, as no contributions were required for the years ended September 30, 1997 and 1996. The Corporation recognized no pension expense in 1997, while expenses of $(38,211) and $131,373 for contributions made to the retirement fund were recognized in 1996 and 1995. The Corporation also expensed $5,675, $7,889 and $5,204 for the cost of administering the fund in 1997, 1996 and 1995, respectively.

The Corporation offers a 401(k) profit sharing plan covering substantially all employees. The annual expense of the plan is based on a partial matching of voluntary employee contributions of up to 4% of individual compensation. The matching percentage was 25% for 1997, 1996 and 1995. Employee contributions are vested at all times and the Corporation's matching contributions become fully vested after an individual has completed three years of service. The cash contribution and related expense included in salaries and employee benefits was approximately $9,484, $7,500 and $7,200 for 1997, 1996 and 1995, respectively.


NOTE 15 - STOCK OPTION PLAN

On March 20, 1995, the Stock Option Committee of the Board of Directors granted options to purchase 238,545 shares of common stock at an exercise price of $13.69 to certain officers and directors of the Bank and Corporation. One-fifth of the options awarded become first exercisable on each of the first five anniversaries of the date of grant. The option period expires 10 years from the date of grant. Options to purchase 95,418 and 47,709 shares were exercisable at September 30, 1997 and 1996, respectively. No options were exercisable at September 30, 1995. No options were exercised during the years ended September 30, 1997 and 1996. In addition, 19,342 shares of authorized but unissued common stock are reserved for which no options have been granted.

On October 1, 1996 the Corporation adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, entities to use a "fair value based method" to account for stock-based compensation plans. If the fair value accounting encouraged by SFAS No. 123 is not adopted, entities must still disclose the pro forma effect on net income and on earnings per share had the fair value accounting been adopted. The fair value of a stock option is estimated using an option pricing model which considers the current price of the stock, expected price volatility, expected dividends on the stock and the risk-free interest rate. Once estimated, the fair value of an option is not later changed. Currently, the Corporation does not have any options subject to the new accounting or disclosure requirements.


-------------------------------------------------------------------------------

                                  (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------


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

The Corporation accounts for its ESOP in accordance with Statement of Position ("SOP") 93-6. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. As shares are released from collateral, the Corporation reports compensation expense equal to the current market price of the shares and the shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $269,029, $276,651 and $242,512 for the years ended September 30, 1997, 1996 and 1995, respectively. The ESOP shares as of September 30, 1997 and 1996, were as follows:

                                                   1997               1996
                                                   ----               ----
         Allocated shares                             38,248              9,536
         Shares released for allocation               19,124             28,712
         Unreleased shares                           133,868            152,992
                                              --------------     --------------
              Total ESOP shares                      191,240            191,240
                                              ==============     ==============

         Fair value of unreleased shares      $    2,041,487     $    2,065,392
                                              ==============     ==============


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

On October 16, 1995, the Recognition and Retention Plan Committee of the Board of Directors awarded 74,784 shares to certain directors and officers of the Bank and the Corporation. No shares had been previously awarded. One-fifth of such shares will be earned and nonforfeitable on each of the first five anniversaries of the date of the awards. In the event of the death or disability of a participant or a change in control of the Corporation, however, the participant's shares will be deemed to be earned and nonforfeitable upon such date. There were 28,371 shares at September 30, 1997 and September 30, 1996 reserved for future awards. Compensation expense, which is based upon the cost of the shares, was $215,382 for each of the years ended September 30, 1997 and 1996. No compensation expense was recognized during the year ended September 30, 1995.


-------------------------------------------------------------------------------

                                  (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 18 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated year-end fair values of financial instruments were:

                                                                   1997                            1996
                                                                   ----                            ----
                                                                         Estimated                        Estimated
                                                         Carrying          Fair          Carrying           Fair
             (In thousands)                                Value           Value           Value            Value
                                                           -----           -----           -----            -----
FINANCIAL ASSETS
     Cash and cash equivalents                       $      5,633     $      5,633    $      1,301     $      1,301
     Securities and mortgage-backed and
       related securities available for sale               53,362           53,362          42,531           42,531
     Securities and mortgage-backed and
       related securities held to maturity                 15,380           15,315          14,502           14,291
     FHLB stock                                             2,013            2,013           1,182            1,182
     Loans, receivable net                                127,396          128,173         116,749          116,464
     Cash surrender value of life insurance                 1,525            1,525           1,455            1,455
     Accrued interest receivable                            1,184            1,184           1,057            1,057
     Mortgage servicing rights                                109              109

FINANCIAL LIABILITIES
     Deposits                                        $   (142,832)    $   (143,016)   $   (128,554)    $   (128,999)
     Borrowed funds                                       (39,570)         (39,535)        (17,489)         (17,496)
     Advance payments by borrowers
       for taxes and insurance                               (166)            (166)           (183)            (183)
     Accrued interest payable                                (192)            (192)           (105)            (105)

The following methods and assumptions were used to estimate fair values for financial instruments. The carrying amount is considered to estimate fair value for cash and short-term instruments, demand deposits, short-term borrowings, accrued interest, cash surrender value of life insurance contracts, mortgage servicing rights and variable rate loans or deposits that reprice frequently and fully. The fair values of securities are based on quoted market prices or, if no quotes are available, on the rate and term of the security and on information about the issuer. For fixed-rate loans or deposits and for variable-rate loans or deposits with infrequent repricing or repricing limits, the fair value is estimated by discounted cash flow analysis using current market rates for the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable. Fair value of loans held for sale is based on market estimates. Fair value of excess servicing receivables are estimated using discounted cash flows based on current market interest rates. The fair value of debt is based on currently available rates for similar financing. The fair value of off-balance-sheet items is based on the fees or cost that would currently be charged to enter into or terminate such arrangements and such amount is not material.


-------------------------------------------------------------------------------

                                  (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 19 - PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

Condensed financial information of the Corporation as of and for the years ended September 30, 1997 and 1996 is as follows:

                            Condensed Balance Sheets
                          September 30, 1997 and 1996

                                                                            1997                1996
                                                                            ----                ----
         Assets:
         Cash and cash equivalents                                     $     1,340,416    $      5,408,266
         Securities and mortgage-backed and related
           securities available for sale                                     1,389,264           5,793,312
         Investment in subsidiary                                           21,314,566          20,128,716
         Loan receivable from ESOP                                           1,650,480           1,856,790
         Accrued interest receivable and other assets                          698,817             360,198
                                                                       ---------------    ----------------
              Total assets                                             $    26,393,543    $     33,547,282
                                                                       ===============    ================

         Liabilities and equity:
         Other liabilities                                             $         5,673    $         67,879
         Shareholders' equity                                               26,387,870          33,479,403
                                                                       ---------------    ----------------
              Total liabilities and shareholders' equity               $    26,393,543    $     35,547,282
                                                                       ===============    ================


                         Condensed Statements of Income
                       September 30, 1997, 1996 and 1995

                                                                      1997              1996              1995
                                                                      ----              ----              ----
INTEREST AND DIVIDEND INCOME
     Dividends from subsidiary                                 $    1,000,000     $    5,000,000    $     1,000,000
     Securities and mortgage-backed and related
       securities                                                     175,512            470,893            634,833
     Loan to ESOP                                                     157,263            177,581            199,290
     Other                                                             46,310             40,811             28,067
                                                               --------------     --------------    ---------------
         Total interest and dividend income                         1,379,085          5,689,285          1,862,190

Gain on sale of securities and  mortgage-backed
  and related securities                                               34,621            131,459

Operating expenses                                                     99,322             88,428             35,809
                                                               --------------     --------------    ---------------

Income before taxes and equity in undistributed
  earnings of subsidiary                                            1,314,384          5,732,316          1,826,381

Provision for income taxes                                            104,348            247,321            277,652
                                                               --------------     --------------    ---------------

Income before equity in undistributed earnings of
  subsidiary                                                        1,210,036          5,484,995          1,548,729

(Distributions in excess of earnings) equity in
  undistributed earnings of subsidiary                                168,402         (4,341,017)           300,652
                                                               --------------     --------------    ---------------
NET INCOME                                                     $    1,378,438     $    1,143,978    $     1,849,381
                                                               ==============     ==============    ===============



-------------------------------------------------------------------------------

                                  (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 19 - PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS  (Continued)

                       Condensed Statement of Cash Flows
                       September 30, 1997, 1996 and 1995

                                                                     1997             1996               1995
                                                                     ----             ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                    $    1,378,438     $    1,143,978    $      1,849,381
Adjustments to reconcile net income to cash
  provided by operations:
     (Equity in undistributed income) distributions
       in excess of earnings of subsidiary                          (168,402)         4,341,017            (300,652)
     Gain on sale of securities and mortgage-backed
       and related securities                                        (34,621)          (131,459)
     Amortization of premiums,  accretion of
       discount (net)                                                    391              1,626              (4,709)
     Net change in other assets                                     (326,345)           (87,440)           (292,700)
     Net change in other liabilities                                 (62,206)            65,363               2,516
                                                              --------------     --------------    ----------------
     Net cash from operating activities                              787,255          5,333,085           1,253,836

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities and mortgage-backed
  and related securities available for sale                         (994,145)                            (7,930,739)
Purchases of mortgage-backed securities held
  to maturity                                                                                            (2,941,875)
Proceeds from principal payments on mortgage-
  backed securities available for sale                               259,633          1,228,387             233,034
Proceeds from principal payments on mortgage-
  backed securities held to maturity                                                    114,531             953,626
Proceeds from sales of securities and mortgage-
  backed and related securities available for sale                 5,136,692          2,742,918
Purchase of stock in Milton Federal Savings Bank                                                        (12,422,047)
Loan to ESOP                                                                                             (2,063,100)
Proceeds from principal payments on loan to ESOP                     206,310            206,310
                                                              --------------     --------------
     Net cash from investing activities                            4,608,490          4,292,146         (24,171,101)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock,
  net of conversion costs                                                                                24,844,095
Purchase of treasury stock                                        (2,052,667)        (1,997,640)
Cash dividends paid                                               (6,938,183)        (3,396,332)           (456,110)
Dividends on unallocated ESOP shares                                (472,745)          (259,836)            (33,877)
                                                              --------------     --------------    ----------------
     Net cash from financing activities                           (9,463,595)        (5,653,808)         24,354,108
                                                              --------------     --------------    ----------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                           (4,067,850)         3,971,423           1,436,843

Cash at beginning of year                                          5,408,266          1,436,843                   0
                                                              --------------     --------------    ----------------

CASH AT END OF YEAR                                           $    1,340,416     $    5,408,266    $      1,436,843
                                                              ==============     ==============    ================


-------------------------------------------------------------------------------

QUARTERLY FINANCIAL DATA

                                                                          Three months ended
                                                                          ------------------
September 30, 1997                                  December 31,      March 31,         June 30,       September 30,
                                                    ------------      ---------         --------       -------------
                                                                 (In thousands except per share data)
Interest and dividend income                       $     3,301       $     3,223      $     3,516       $     3,733
Interest expense                                         1,883             1,871            2,086             2,309
                                                   -----------       -----------      -----------       -----------
Net interest income                                      1,418             1,352            1,430             1,424
Provision for loan losses                                   20                21               32                 2
                                                   -----------       -----------      -----------       -----------
Net interest income after
  provision for loan losses                              1,398             1,331            1,398             1,422
Noninterest income                                         211                67              102               117
Noninterest expense                                      1,010               971              961             1,017
                                                   -----------       -----------      -----------       -----------
Income before income tax                                   599               427              539               522
Income tax expense                                         204               144              183               178
                                                   -----------       -----------      -----------       -----------
Net income                                         $       395       $       283      $       356       $       344
                                                   ===========       ===========      ===========       ===========

Earnings per share                                 $       .18       $       .13      $       .16       $       .16
                                                   ===========       ===========      ===========       ===========
Dividends declared per share                       $      2.64       $       .15      $       .15       $       .15
                                                   ===========       ===========      ===========       ===========

                                                                          Three months ended
                                                                          ------------------
September 30, 1996                                  December 31,      March 31,         June 30,       September 30,
                                                    ------------      ---------         --------       -------------
                                                                 (In thousands except per share data)
Interest and dividend income                       $     3,075       $     3,057      $     3,205       $     3,328
Interest expense                                         1,595             1,634            1,758             1,832
                                                   -----------       -----------      -----------       -----------
Net interest income                                      1,480             1,423            1,447             1,496
Provision for loan losses                                   15                23               32                84
                                                   -----------       -----------      -----------       -----------
Net interest income after
  provision for loan losses                              1,465             1,400            1,415             1,412
Noninterest income                                         151               152               84                70
Noninterest expense(1)                                     906               920              915             1,669
                                                   -----------       -----------      -----------       -----------
Income before income tax                                   710               632              584              (187)
Income tax expense                                         245               216              199               (65)
                                                   -----------       -----------      -----------       -----------
Net income                                         $       465       $       416      $       385       $      (122)
                                                   ===========       ===========      ===========       ===========

Earnings per share                                 $       .20       $       .18      $       .17       $      (.06)
                                                   ===========       ===========      ===========       ===========
Dividends declared per share                       $      1.08       $       .10      $       .12       $       .13
                                                   ===========       ===========      ===========       ===========

------------------------
(1) Included in noninterest expense for the three months ended September 30, 1996 is $728,000 related to the SAIF special assessment.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained in the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders of Milton Federal Financial Corporation (the "Proxy Statement") under the captions "Board of Directors," "Executive Officers," "Voting Securities and Ownership of Certain Beneficial Owners and Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.


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

                           MILTON FEDERAL FINANCIAL CORPORATION

                           By /s/ GLENN E. AIDT
                              -------------------------------------
                                  Glenn E. Aidt
                                  President
                                  (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By  /s/ GLENN E. AIDT                      By  /s/ THOMAS P. EYER
    ---------------------------                -------------------------------
        Glenn E. Aidt                              Thomas P. Eyer
        President and Director                     Treasurer
                                                  (Principal Financial Officer)


Date   December 12, 1997                   Date   December 12, 1997
     --------------------------                 ------------------------------


By  /s/ E. LYNN APP                        By  /s/ KENNETH J. FAZE, M.D.
    --------------------------                 ------------------------------
        E. Lynn App                                Kenneth J. Faze, M.D.
        Director                                   Director


Date   December 12, 1997                   Date   December 12, 1997
     --------------------------                 ------------------------------


By  /s/ DAVID R. HAYES, D.V.M.             By  /s/ ROBERT E. HINE
    --------------------------                 ------------------------------
        David R. Hayes, D.V.M.                     Robert E. Hine
        Director                                   Director/Vice Chairman


Date   December 12, 1997                   Date   December 12, 1997
     --------------------------                 ------------------------------



By  /s/ CHRISTOPHER S. LONG                By  /s/ CLETUS G. MINNICH, JR.
    --------------------------                 ------------------------------
        Christopher S. Long                        Cletus G. Minnich, Jr.
        Director                                   Director/Chairman


Date   December 12, 1997                   Date   December 12, 1997
     --------------------------                 ------------------------------

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER          DESCRIPTION                                                  PAGE NUMBER
------          -----------                                                  -----------
     3.1        Articles of Incorporation of Milton Federal Financial        Incorporated by reference to Annual Report
                Corporation                                                  on Form 10-KSB for the Fiscal Year Ended
                                                                             September 30, 1994 (the "1994 10-KSB"),
                                                                             Exhibit 3.1.

     3.2        Code of Regulations of Milton Federal Financial              Incorporated by reference to the 1994
                Corporation                                                  10-KSB, Exhibit 3.2.

     10.1       Employment Agreement with Mr. Aidt                           88
     10.2       Employment Agreement with Mr. Eyer                           96

     10.3       Milton Federal Savings Bank Recognition and                  Incorporated by reference to annual report
                Retention Plan and Trust Agreement                           on Form 10-KSB for the fiscal year ended
                                                                             September 30, 1995 (the "1995 10-KSB"),
                                                                             Exhibit 10.3.

     10.4       Milton Federal Financial Corporation 1995 Stock              Incorporated by reference to the 1995
                Option and Incentive Plan                                    10-KSB, Exhibit 10.4.

     21         Subsidiaries of Milton Federal Financial Corporation         Incorporated by reference to the 1995
                                                                             10-KSB, Exhibit 21.

     27         Financial Data Schedule                                      104

     99.1       Proxy Statement                                              106

     99.2       Safe Harbor Under the Private Securities Litigation          Incorporated by reference to the 1996 10-K,
                Reform Act of 1995                                           Exhibit 99.2