Form 10-Q
period 1997-12-31
MILTON FEDERAL FINANCIAL CORP
filed 1998-02-17
CIK 925722

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended December 31, 1997

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

                                 (937) 698-4168
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]         No   [ ]

As of February 4, 1998 the latest practicable date, 2,256,836 shares of the registrant's common shares, no par value, were issued and outstanding.

                      MILTON FEDERAL FINANCIAL CORPORATION

                                      INDEX

                                                                                      Page
                                                                                      ----
PART I - FINANCIAL INFORMATION  (UNAUDITED)

Item 1.    Financial Statements

      Consolidated Balance Sheets ................................................      3

      Consolidated Statements of Income ..........................................      4

      Consolidated Statements of Changes in Shareholders' Equity..................      5

      Consolidated Statements of Cash Flows ......................................      7

      Notes to Consolidated Financial Statements .................................      9


Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations........................     20

Item 3.    Quantitative and Qualitative Disclosure About Market Risk..............     27

PART II - OTHER INFORMATION.......................................................     29

SIGNATURES .......................................................................     30

                      MILTON FEDERAL FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------

Item 1.  Financial Statements
         --------------------

                                                                      December 31,      September 30,
                                                                          1997               1997
                                                                          ----               ----
ASSETS
     Cash and amounts due from depository institutions                $    671,033      $    696,629
     Overnight deposits in other financial institutions                                    3,500,000
     Interest-bearing deposits in other financial institutions             126,189         1,436,490
                                                                      ------------      ------------
         Total cash and cash equivalents                                   797,222         5,633,119
     Securities available for sale                                       4,016,098         5,519,885
     Securities held to maturity (Estimated fair value of
       $4,253,719 at December 31, 1997 and $3,260,087 at
       September 30, 1997)                                               4,253,983         3,254,385
     Mortgage-backed and related securities available for sale          47,242,253        47,842,476
     Mortgage-backed and related securities held to maturity
       (Estimated fair value of $16,257,372 at December 31,
       1997 and $12,055,248 at September 30, 1997)                      16,361,641        12,125,253
     Federal Home Loan Bank stock                                        2,390,100         2,013,200
     Loans, net                                                        138,223,376       127,395,541
     Premises and equipment, net                                         2,709,864         2,734,708
     Cash surrender value of life insurance                              1,541,976         1,524,502
     Accrued interest receivable                                         1,173,834         1,184,122
     Other assets                                                          255,309           730,547
                                                                      ------------      ------------

              Total assets                                            $218,965,656      $209,957,738
                                                                      ============      ============

LIABILITIES
     Deposits                                                         $144,917,493      $142,831,783
     Borrowed funds                                                     46,512,390        39,569,906
     Advance payments by borrowers for taxes and insurance                 433,680           165,805
     Accrued interest payable                                              229,557           192,195
     Other liabilities                                                     955,431           810,179
                                                                      ------------      ------------
         Total liabilities                                             193,048,551       183,569,868

SHAREHOLDERS' EQUITY
     Preferred stock, no par value, 1,000,000 shares
       authorized, none outstanding
     Common stock, no par value, 9,000,000 shares authorized,
       2,578,875 shares issued
     Additional paid-in capital                                         25,042,530        25,017,419
     Retained earnings                                                   7,940,409         7,975,535
     Treasury stock, at cost, 312,039 shares at December 31,
       1997 and 274,039 shares at September 30, 1997                    (4,625,744)       (4,050,307)
     Unearned employee stock ownership plan shares                      (1,382,896)       (1,444,169)
     Unearned recognition and retention plan shares                     (1,000,730)       (1,054,575)
     Unrealized loss on securities available for sale, net of tax          (56,464)          (56,033)
                                                                      ------------      ------------
         Total shareholders' equity                                     25,917,105        26,387,870
                                                                      ------------      ------------

              Total liabilities and shareholders' equity              $218,965,656      $209,957,738
                                                                      ============      ============

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

                      MILTON FEDERAL FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                        Three months ended
                                                                           December 31,
                                                                           ------------
                                                                       1997           1996
                                                                       ----           ----
INTEREST AND DIVIDEND INCOME
     Loans, including fees                                          $2,704,720     $2,368,933
     Mortgage-backed and related securities                          1,030,173        771,101
     Securities                                                        144,322        116,559
     Other, including dividend income                                   46,954         44,532
                                                                    ----------     ----------
                                                                     3,926,169      3,301,125

INTEREST EXPENSE
     Deposits                                                        1,842,442      1,618,056
     Borrowed funds                                                    627,783        264,952
                                                                    ----------     ----------
                                                                     2,470,225      1,883,008
                                                                    ----------     ----------

NET INTEREST INCOME                                                  1,455,944      1,418,117

Provision for loan losses                                               24,000         20,000
                                                                    ----------     ----------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                          1,431,944      1,398,117

NONINTEREST INCOME
     Service charges and other fees                                     48,583         35,070
     Net realized gain on sale of available for sale securities                        32,691
     Gain on sale of loans                                                            118,281
     Other income                                                       30,100         24,947
                                                                    ----------     ----------
                                                                        78,683        210,989

NONINTEREST EXPENSE
     Salaries and employee benefits                                    629,814        540,424
     Occupancy expense                                                  92,732         66,786
     Data processing services                                           47,375         37,834
     Federal deposit insurance premiums                                 21,787         72,996
     State franchise taxes                                              88,508        105,961
     Advertising                                                        14,862         17,462
     Other expenses                                                    169,937        168,705
                                                                    ----------     ----------
                                                                     1,065,015      1,010,168
                                                                    ----------     ----------

INCOME BEFORE INCOME TAX                                               445,612        598,938

Income tax expense                                                     155,000        204,000
                                                                    ----------     ----------

NET INCOME                                                          $  290,612     $  394,938
                                                                    ==========     ==========

Earnings per common share - Basic                                   $      .14     $     0.18
                                                                    ==========     ==========

Earnings per common share - Diluted                                 $      .14     $     0.18
                                                                    ==========     ==========

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                      MILTON FEDERAL FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Three months ended December 31, 1997 and 1996
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                                 Unrealized
                                                                                   Unearned       Gain on
                                       Additional                                  Employee      Securities
                                        Paid-In       Retained      Treasury     Benefit Plan     Available
                                        Capital       Earnings        Stock         Shares        for Sale        Total
                                        -------       --------        -----         ------        --------        -----
Balance at October 1, 1996            $24,951,691   $13,535,280   $(1,997,640)   $(2,920,436)     $(89,492)    $33,479,403

Net income for the period                               394,938                                                    394,938

Cash dividends -
  $2.64 per share                                    (5,958,318)                                                (5,958,318)

Commitment to release 4,782
  employee stock ownership
  plan shares                              16,468                                     51,576                        68,044

3,739 shares earned under
  recognition and retention plan                                                      53,846                        53,846

Purchase of treasury stock
  68,500 shares at cost                                              (957,812)                                    (957,812)

Change in unrealized loss
  on securities available
  for sale                                                                                          12,272          12,272
                                      -----------   -----------   -----------    -----------      --------     -----------

Balance at December 31, 1996          $24,968,159   $ 7,971,900   $(2,955,452)   $(2,815,014)     $(77,220)    $27,092,373
                                      ===========   ===========   ============   ===========      ========     ===========

--------------------------------------------------------------------------------

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CONTINUED)
                  Three months ended December 31, 1997 and 1996
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                                 Unrealized
                                                                                   Unearned       Loss on
                                       Additional                                  Employee      Securities
                                        Paid-In      Retained       Treasury     Benefit Plan     Available
                                        Capital      Earnings        Stock          Shares        for Sale        Total
                                        -------      --------        -----          ------        --------        -----
Balance at October 1, 1997            $25,017,419   $7,975,535    $(4,050,307)   $(2,498,744)     $(56,033)    $26,387,870

Net income for the period                              290,612                                                     290,612

Cash dividends -
  $.15 per share                                      (325,738)                                                   (325,738)

Commitment to release 5,233
  employee stock ownership
  plan shares                              25,111                                     61,273                        86,384

3,739 shares earned under
  recognition and retention
  plan                                                                                53,845                        53,845

Purchase of treasury stock,
  38,000 shares at cost                                              (575,437)                                    (575,437)

Change in unrealized loss on
securities available for sale                                                                         (431)           (431)
                                      -----------   ----------    -----------    -----------      --------     -----------

Balance at December 31, 1997          $25,042,530   $7,940,409    $(4,625,744)   $(2,383,626)     $(56,464)    $25,917,105
                                      ===========   ==========    ===========    ===========      ========     ===========

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

                      MILTON FEDERAL FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                              Three Months Ended
                                                                                 December 31,
                                                                                 ------------
                                                                            1997              1996
                                                                            ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                         $    290,612      $   394,938
     Adjustments to reconcile net income to net cash from
       operating activities
         Amortization of deferred loan origination fees                      (28,543)         (26,023)
         Amortization of premiums, accretion of discounts, net                 3,825           10,117
         Provision for loan losses                                            24,000           20,000
         Depreciation                                                         53,830           34,914
         Increase in cash value of life insurance                            (17,474)         (16,839)
         Net realized gain on sale of available for sale securities                           (32,691)
         Proceeds from sale of loans                                                       10,377,554
         Net gain on sale of loans                                                           (118,281)
         Deferred gain on sale of real estate owned                                           (42,056)
         Federal Home Loan Bank stock dividend                               (39,400)         (20,700)
         Compensation expense on ESOP shares                                  86,384           68,044
         Compensation expense on RRP shares                                   53,845           53,846
         Deferred tax expense                                                    999            8,000
         Change in accrued interest receivable and other assets              485,526           82,162
         Change in income taxes payable                                      154,000          196,000
         Change in accrued expenses and other liabilities                     27,835         (763,334)
                                                                        ------------      -----------
              Net cash from operating activities                           1,095,439       10,225,651

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                                                         (3,500,000)
         Proceeds from maturities                                          1,500,000        4,000,000
         Proceeds from sales                                                                2,000,000
     Securities held to maturity
         Purchases                                                        (1,000,000)
     Mortgage-backed and related securities available for sale
         Purchases                                                                         (3,966,775)
         Proceeds from principal payments                                    609,859          205,609
         Proceeds from sales                                                                2,236,119
     Mortgage-backed and related securities held to maturity
         Purchases                                                        (4,661,533)
         Proceeds from principal payments                                    415,222          611,446
     Increase in loans, net                                              (10,823,292)      (3,731,875)
     Premises and equipment expenditures                                     (28,986)        (133,621)
     Purchase federal Home Loan Bank stock                                  (337,500)
     Proceeds from sale of real estate owned                                                   74,710
                                                                        ------------      -----------
     Net cash from investing activities                                  (14,326,230)      (2,204,387)

--------------------------------------------------------------------------------

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                     Three Months Ended
                                                                        December 31,
                                                                        ------------
                                                                   1997             1996
                                                                   ----             ----
CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposit accounts                            $ 2,085,710      $ 3,355,467
     Net change in advance payments by borrowers for taxes
       and insurance                                               267,875          215,560
     Net change in short-term borrowings                         1,400,000       (2,200,000)
     Long-term advances from Federal Home Loan Bank              6,100,000          500,000
     Principal payments on Federal Home Loan Bank advances        (557,516)         (55,579)
     Cash dividends paid                                          (325,738)      (5,958,318)
     Purchase of treasury stock                                   (575,437)        (957,812)
                                                               -----------      -----------
         Net cash from financing activities                      8,394,894       (5,100,682)
                                                               -----------      -----------

Net change in cash and cash equivalents                         (4,835,897)       2,920,582

Cash and cash equivalents at beginning of period                 5,633,119        1,301,009
                                                               -----------      -----------

Cash and cash equivalents at end of period                     $   797,222      $ 4,221,591
                                                               ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period for
         Interest                                              $ 2,432,863      $ 1,906,376
         Income taxes                                              252,298               --

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

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Milton Federal Financial Corporation (the "Corporation") at December 31, 1997, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with financial statements, and notes thereto, of the Corporation for the fiscal year ended September 30, 1997, included in its 1997 annual report. Refer to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's 1997 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, Milton Federal Savings Bank (the "Bank"). The financial statements of the Bank include accounts of its wholly-owned subsidiary, Milton Financial Service Corporation. Milton Financial Service Corporation holds stock in Intrieve, Inc., the data processing center utilized by the Bank. All significant intercompany accounts and transactions have been eliminated.

The Corporation is a thrift holding company engaged in the business of commercial and retail banking services with operations conducted through its main office in West Milton, Ohio, and from its full-service branch offices located in Englewood and Brookville, Ohio. The Corporation also operates a loan production office in Tipp City, Ohio. Miami, Montgomery and Darke Counties provide the source for substantially all the Corporation's deposit and lending activities. The majority of the Corporation's income is derived from residential, nonresidential and consumer lending activities, and investments.

To prepare financial statements in conformity with generally accepted accounting principals, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The collectibility of loans, fair values of financial instruments and status of contingencies are particularly subject to change.

Income tax expense is the sum of the current-year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

--------------------------------------------------------------------------------

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," on December 31, 1997. SFAS No. 128 requires dual presentation of basic and diluted earnings per share ("EPS") for entities with complex capital structures. All prior EPS data has been restated to conform to the new method. Basic EPS is based on net income divided by the weighted average number of shares outstanding during the period. Diluted EPS shows the dilutive effect of unearned recognition and retention plan ("RRP") shares and the additional common shares issuable under stock options. The weighted average number of shares outstanding for basic EPS was 2,091,391 and 2,167,039 for the three months ended December 31, 1997 and 1996, respectively. The weighted average number of shares outstanding for diluted EPS, which includes the effect of stock options granted and unearned RRP shares using the treasury stock method, was 2,118,542 and 2,172,668 for the three months ended December 31, 1997 and 1996, respectively. The dilutive effect of unearned RRP shares was to increase weighted average shares outstanding for basic EPS by 6,104 and 307 for the three months ended December 31, 1997 and 1996, respectively. The dilutive effect of stock options was to increase weighted average shares outstanding for basic EPS by 21,047 and 5,322 for the three months ended December 31, 1997 and 1996, respectively. Unreleased employee stock ownership plan ("ESOP") shares are not considered to be outstanding for determining the weighted average number of shares used in calculating both basic and diluted EPS. Unearned RRP shares are not considered to be outstanding shares for determining the weighted average number of shares used in calculating basic EPS.

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

The allowance for loan losses is a valuation allowance, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimates collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off.

A loan is considered impaired when management believes full collection of principal and interest is not probable. The carrying value of impaired loans is reduced to the present value of expected future cash flows, or to the fair value of collateral if the loan is collateral dependent, by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as bad debt expense.

Loan impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer and credit card loans, and on an individual loan basis for other loans. In addition, loans held for sale are excluded from consideration as impaired. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when the internal grading system indicates a doubtful classification. The carrying values of impaired loans are periodically adjusted to reflect cash payments, revised estimates of future cash flows and increases in the present value of expected cash flows due to passage of time. Cash payments representing interest income are reported as such. Other cash payments are reported as reductions in carrying value, while increases or decreases due to changes in future payments and due to passage of time are reported as part of the provision for loan losses.

--------------------------------------------------------------------------------

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Corporation has sold various loans to other financial intermediaries while retaining servicing rights. Gains and losses on loan sales are recorded at the time of the cash sale. Under a new accounting standard adopted in fiscal 1997, mortgage servicing rights are recorded as assets when the related loan is sold. These assets are amortized in proportion to, and over the period of, estimated net servicing income and are evaluated periodically for impairment. Impairment is evaluated based on the fair value of the rights using groupings of underlying loans with similar characteristics. The adoption of this standard did not materially affect the financial statements in 1997 or 1996.

SFAS No. 129, "Disclosures of Information about Capital Structure," became effective for the Corporation as of December 31, 1997. SFAS No. 129 consolidated existing accounting guidance relating to disclosure about a company's capital structure. SFAS No. 129 did not affect the Corporation's disclosures.

In June 1997, the Financial Account Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement, but requires an enterprise display an amount representing total comprehensive income for the period in that financial statement.

SFAS No. 130 requires an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way public business enterprises report information about operating segments in annual financial statements, and requires those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about an enterprise's reportable operating segments which is based on reporting information the way management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires selected information be reported in interim financial statements. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997.

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

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES

The amortized cost and estimated fair values of securities are as follows:

                                           ------------------December 31, 1997---------------------
                                                            Gross          Gross
                                            Amortized     Unrealized     Unrealized        Fair
                                              Cost          Gains          Losses          Value
                                              ----          -----          ------          -----
SECURITIES AVAILABLE FOR SALE

     Securities
         U.S. Government and
           federal agency securities       $ 4,000,279     $  1,019      $    (200)     $ 4,001,098
         Equity securities                      15,000                                       15,000
                                           -----------     --------      ---------      -----------
              Total  securities            $ 4,015,279     $  1,019      $    (200)     $ 4,016,098
                                           ===========     ========      =========      ===========

     Mortgage-backed and related
       securities
         FNMA certificates                 $ 2,683,822     $ 23,344                     $ 2,707,166
         FHLMC certificates                  2,672,145       19,936      $    (618)       2,691,463
         Collateralized mortgage
           obligations and REMICs           41,972,656      250,307       (379,339)      41,843,624
                                           -----------     --------      ---------      -----------
              Total mortgage-backed
                and related securities     $47,328,623     $293,587      $(379,957)     $47,242,253
                                           ===========     ========      =========      ===========

SECURITIES HELD TO MATURITY

     Securities
         U.S. Government and
           federal agency securities       $ 4,253,983     $  1,487      $  (1,751)     $ 4,253,719
                                           ===========     ========      =========      ===========

     Mortgage-backed and related
       securities
         FNMA certificates                 $ 5,050,409     $ 22,203      $ (82,017)     $ 4,990,595
         GNMA certificates                     765,397       40,019                         805,416
         FHLMC certificates                  5,885,226       39,944        (90,431)       5,834,739
         Collateralized mortgage
           obligations and REMICs            4,660,609                     (33,987)       4,626,622
                                           -----------     --------      ---------      -----------
              Total mortgage-backed
                and related securities     $16,361,641     $102,166      $(206,435)     $16,257,372
                                           ===========     ========      =========      ===========

--------------------------------------------------------------------------------

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

                                           -------------------September 30, 1997------------------
                                                            Gross         Gross
                                            Amortized     Unrealized    Unrealized        Fair
                                              Cost          Gains         Losses          Value
                                              ----          -----         ------          -----
SECURITIES AVAILABLE FOR SALE

     Securities
         U.S. Government and
           federal agency securities       $ 5,500,575     $  6,319     $  (2,009)     $ 5,504,885
         Equity securities                      15,000                                      15,000
                                           -----------     --------     ---------      -----------
              Total securities             $ 5,515,575     $  6,319     $  (2,009)     $ 5,519,885
                                           ===========     ========     =========      ===========

     Mortgage-backed and related
       securities
         FNMA certificates                 $ 2,819,302     $ 32,045                    $ 2,851,347
         FHLMC certificates                  2,821,791       41,355                      2,863,146
         Collateralized mortgage
           obligations and REMICs           42,290,593      318,118     $(480,728)      42,127,983
                                           -----------     --------     ---------      -----------
              Total mortgage-backed
                and related securities     $47,931,686     $391,518     $(480,728)     $47,842,476
                                           ===========     ========     =========      ===========

SECURITIES HELD TO MATURITY

     Securities
         U.S. Government and
           federal agency security         $ 3,254,385     $ 11,274     $  (5,572)     $ 3,260,087
                                           ===========     ========     =========      ===========

     Mortgage-backed and related
       securities
         FNMA certificates                 $ 5,191,291     $ 41,591     $ (88,830)     $ 5,144,052
         GNMA certificates                     810,348       41,570                        851,918
         FHLMC certificates                  6,123,614       53,307      (117,643)       6,059,278
                                           -----------     --------     ---------      -----------
              Total mortgage-backed
                and related securities     $12,125,253     $136,468     $(206,473)     $12,055,248
                                           ===========     ========     =========      ===========

Substantially all collateralized mortgage obligations and REMICs (real estate mortgage investment conduits) are backed by pools of mortgages insured or guaranteed by the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC").

--------------------------------------------------------------------------------

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

The amortized cost and estimated fair value of securities at December 31, 1997, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity, primarily mortgage-backed and related securities, are shown separately.

                                                          Amortized       Estimated
                                                            Cost          Fair Value
                                                            ----          ----------
         SECURITIES AVAILABLE FOR SALE
              Due in one year or less                    $ 1,500,279     $ 1,500,135
              Due after one through five years             2,500,000       2,500,963
              Equity securities                               15,000          15,000
                                                         -----------     -----------
                  Total securities                         4,015,279       4,016,098

              Mortgage-backed and related securities      47,328,623      47,242,253
                                                         -----------     -----------

                  Total                                  $51,343,902     $51,258,351
                                                         ===========     ===========

           SECURITIES HELD TO MATURITY
              Due after one through five years           $ 3,753,983     $ 3,753,871
              Due after five through ten years               500,000         499,848
                                                         -----------     -----------
                  Total securities                         4,253,983       4,253,719

              Mortgage-backed and related securities      16,361,641      16,257,372
                                                         -----------     -----------

                  Total                                  $20,615,624     $20,511,091
                                                         ===========     ===========

No securities available for sale were sold during the three months ended December 31, 1997 or 1996.

There were no sales of mortgage-backed and related securities available for sale during the three months ended December 31, 1997. During the three months ended December 31, 1996, proceeds from the sales of mortgage-backed and related securities available for sale were $2,236,119 with gross realized gains of $32,572 included in earnings.

--------------------------------------------------------------------------------

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 3 - LOANS

Loans consisted of the following:

                                                           December 31,     September 30,
                                                               1997             1997
                                                               ----             ----
         Residential real estate loans
              1-4 family (first mortgage)                  $117,004,135     $108,941,460
              Home equity (1-4 family second mortgage)        4,094,112        4,051,527
              Multi-family                                    1,568,602        1,456,604
         Nonresidential real estate loans                     7,268,590        6,214,622
         Construction loans                                  10,061,353        9,399,848
                                                           ------------     ------------
                 Total real estate loans                    139,996,792      130,064,061
         Consumer loans
              Automobile                                      2,643,685        2,305,331
              Loans on deposits                                 301,282          280,542
              Other consumer loans                              281,029          246,543
                                                           ------------     ------------
                  Total consumer loans                        3,225,996        2,832,416
         Commercial loans                                       960,340          574,819
                                                           ------------     ------------
         Total loans                                        144,183,128      133,471,296

         Less
              Deferred loan fee income                          558,456          536,713
              Loans in process                                4,915,865        4,976,840
              Allowance for loan losses                         485,431          562,202
                                                           ------------     ------------

                  Net loans                                $138,223,376     $127,395,541
                                                           ============     ============

The Corporation has sold various loans to other financial intermediaries while retaining the servicing rights. Gains and losses on loan sales are recorded at the time of the sale. Loans sold for which the Corporation has retained servicing totaled $9,278,932 at December 31, 1997 and $9,843,149 at September 30, 1997. Capitalized mortgage servicing rights at December 31, 1997 were $103,198 and $109,473 at September 30, 1997. At December 31, 1997 and September 30, 1997, no loans were held for sale. Proceeds from the sale of loans during the three months ended December 31, 1996 were $10,377,554 with net realized gains of $118,281 included in earnings. No loans were sold during the three months ended December 31, 1997.

Activity in the allowance for losses on loans for the three-month periods ended December 31, 1997 and 1996 is as follows:

                                             Three months ended
                                                 December 31
                                                 -----------
                                              1997         1996
                                              ----         ----
     Beginning balance                     $ 562,202     $487,202
     Provision for loan losses                24,000       20,000
     Recoveries
     Charge-offs                            (100,771)
                                           ---------     --------

     Ending balance                        $ 485,431     $507,202
                                           =========     ========

As of and for the three months ended December 31, 1997 and 1996, there were no loans for which impairment was required to be evaluated on an individual loan by loan basis.

--------------------------------------------------------------------------------

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 4 - BORROWED FUNDS

At December 31, 1997, the Bank had a cash management line of credit enabling it to borrow up to $8,600,000 from the Federal Home Loan Bank (FHLB) of Cincinnati. The line of credit must be renewed on an annual basis. The next renewal date is April 18, 1998. Borrowings outstanding on this line of credit totaled $3,000,000, with an interest rate 5.87%, at December 31, 1997,and $1,600,000, with an interest rate of 5.90%, at September 30, 1997. Additionally, as a member of the FHLB system, the Bank has the ability to obtain additional borrowings up to a total of $54,321,000, including the line of credit. Accordingly, the Bank had variable-rate borrowings totaling $35,405,000 at December 31, 1997 and $32,805,000 at September 30, 1997. The interest rates on the borrowings adjust monthly. The interest rates on the borrowings ranged from 5.92% to 6.20% at December 31, 1997 and 5.61% to 6.20% at September 30, 1997. The Bank also had fixed-rate borrowings totaling $8,107,390 at December 31, 1997 and $5,164,906 at September 30, 1997. The interest rates on these borrowings ranged 5.80% to 6.42% at December 31, 1997 and September 30, 1997. Advances under the borrowing agreement are collateralized by a blanket pledge of the Bank's residential mortgage loan portfolio and FHLB stock.

At December 31, 1997, required annual principal payments are as follows:

                 Period ending December 31:
                            1998                          $ 9,245,469
                            1999                           19,790,113
                            2000                           11,955,616
                            2001                            2,296,987
                            2002                            1,699,232
                         Thereafter                         1,524,973
                                                          -----------

                                                          $46,512,390
                                                          ===========


NOTE 5 - COMMITMENTS, OFF-BALANCE-SHEET RISK AND CONTINGENCIES

Various contingent liabilities are not reflected in the financial statements, including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on financial condition or results of operations.

Some financial instruments are used in the normal course of business to meet financing needs of customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These involve, to varying degrees, credit risk more than the amount reported in the financial statements.

Exposure to credit loss if the other party does not perform is represented by the contractual amount for commitments to extend credit, standby letters of credit and financial guarantees written. The same credit policies are used for commitments and conditional obligations as are used for loans. The amount of collateral obtained, if deemed necessary, on extension of credit is based on management's credit evaluation and generally consists of residential or commercial real estate. Lines of credit are primarily home equity lines collateralized by second mortgages on one- to four-family residential real estate and commercial lines of credit collateralized by business assets.

--------------------------------------------------------------------------------

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 5 - COMMITMENTS, OFF-BALANCE-SHEET RISK AND CONTINGENCIES
  (Continued)

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

As of December 31, 1997 and September 30, 1997, the Corporation had commitments to make fixed-rate, 1-4 family residential real estate loans at current market rates totaling $2,108,000 and $1,780,000. Loan commitments are generally for 30 days. The interest rate on commitments ranged from 6.50% to 9.25% at December 31, 1997, and 6.25% to 9.25% at September 30, 1997. The Corporation had commitments to make variable-rate, 1-4 family residential loans totaling $510,000 at December 31, 1997 and $75,000 at September 30, 1997. As of December 31, 1997 and September 30, 1997, the Corporation had $4,095,000 and $3,617,000
in unused variable-rate home equity lines of credit. During fiscal 1997, the Corporation began offering commercial-purpose line-of-credit loans.
At December 31, 1997 and September 30, 1997, unused commercial lines of credit totaled $395,000 and $239,000.

Standby letters of credit are conditional commitments to guarantee a customer's performance to a third party. At December 31, 1997, and September 30, 1997, the Corporation had standby letter-of-credit commitments totaling $86,000 and $301,000.

The Corporation has committed to participate with another financial institution in a 15-year, balloon $300,000 loan secured by multifamily residential real estate. The Corporation's 90% interest in the loan will be $270,000. Under the agreement, the other institution will be funding the loan with FHLB advances, and the Corporation will be required to disburse cash only if the FHLB requires the other financial institution to prepay the advance.

At December 31, 1997 and September 30, 1997, compensating balances of $526,000 and $352,000 were required as deposits with the FHLB. The balances do not earn interest.

The Corporation and the Bank have entered employment agreements with certain officers of the Corporation and the Bank. Each of the agreements provide for a term of three years and a salary and performance review by the Board of Directors not less than annually, as well as inclusion of the employee in any formally-established employee benefit, bonus, pension and profit-sharing plans for which management personnel are eligible. The employment agreements also provide for vacation and sick leave.


NOTE 6 - STOCK OPTION PLAN

On March 20, 1995, the Stock Option Committee of the Board of Directors granted options to purchase 238,545 shares of common stock, at an exercise price of $13.69, to certain officers and directors of the Bank and Corporation. One-fifth of the options awarded become exercisable on each of the first five anniversaries of the date of grant. The option period expires 10 years from the date of grant. At December 31, 1997 and September 30, 1997, options to purchase 95,418 shares were exercisable. No options were exercised during the three-month periods ended December 31, 1997 and 1996. In addition, there are 19,342 shares of authorized but unissued common stock reserved for which no options have been granted.

--------------------------------------------------------------------------------

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 6 - STOCK OPTION PLAN (Continued)

On October 1, 1996, the Corporation adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, entities to use a "fair value based method" to account for stock-based compensation plans. If the fair value accounting encouraged by SFAS No. 123 is not adopted, entities must still disclose the pro forma effect on net income and earnings per share had the accounting method been adopted. Fair value of a stock option is to be estimated using an option-pricing model considering exercise price, expected life of the option, current price of the stock, expected price volatility, expected dividends on the stock and the risk-free interest rate. Once estimated, the fair value of an option is not changed. Currently, the Corporation does not have any options subject to the new accounting and disclosure requirements.


NOTE 7 - EMPLOYEE STOCK OWNERSHIP PLAN

The Corporation offers an employee stock ownership plan ("ESOP") for the benefit of substantially all employees of the Corporation and the Bank. The ESOP has received a favorable determination letter from the Internal Revenue Service on the qualified status of the ESOP under applicable provisions of the Internal Revenue Code.

The ESOP borrowed funds from the Corporation to acquire common shares of the Corporation. The loan is secured by the shares purchased with the loan proceeds, and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on ESOP assets. All dividends received on unallocated shares by the ESOP are used to pay debt service. The shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. As payments are made and shares are released from the suspense account, such shares will be validly issued, fully paid and nonassessable.

The Corporation accounts for its ESOP in accordance with Statement of Position ("SOP") 93-6. Accordingly, shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. As shares are released from collateral, the Corporation reports compensation expense equal to the current market price of the shares, and shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $86,384 and $68,044 for the three months ended December 31, 1997, and 1996. The ESOP shares as of December 31, 1997 and September 30, 1997 were as follows:

                                              December 31,       September 30,
                                                  1997               1997
                                                  ----               ----
       Allocated shares                            69,991             38,248
       Shares released for allocation               5,233             19,124
       Unreleased shares                          116,016            133,868
                                               ----------         ----------
           Total ESOP shares                      191,240            191,240
                                               ==========         ==========

       Fair value of unreleased shares         $1,783,746         $2,041,487
                                               ==========         ==========

--------------------------------------------------------------------------------

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 8 - RECOGNITION AND RETENTION PLAN

The Corporation maintains recognition and retention plan ("RRP") for the benefit of directors and certain key employees of the Bank and Corporation. The RRP is used to provide such individuals ownership interest in the Corporation in a manner designed to compensate such directors and key employees for services to the Bank. The Bank contributed sufficient funds to enable the RRP to purchase a number of common shares in the open market was equal to 4% of the common shares sold in connection with the Bank's conversion from a mutual savings and loan association to a stock savings bank.

In October 1995, the RRP Committee of the Board of Directors awarded 74,784 shares to certain directors and officers of the Bank and the Corporation. No shares had been previously awarded. One-fifth of such shares will be earned and nonforfeitable on each of the first five anniversaries of the date of the awards. In case of the death or disability of a participant, however, the participant's shares will be deemed earned and nonforfeitable upon such date. As of December 31, 1997 and September 30, 1997, 29,914 and 14,957 shares, respectively, have been earned and distributed. There were 28,371 shares at December 31, 1997 and September 30, 1997, reserved for future awards. Compensation expense, which is based on the cost of the shares, totaled $53,845 and $53,846 for the three-month periods ended December 31, 1997 and 1996, respectively.

--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
          and Results of Operations
          -------------------------

The following discusses the financial condition of the Corporation as of December 31, 1997, as compared to September 30, 1997, and the results of operations for the three-month period ended December 31, 1997, compared with the same period in 1996. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FORWARD-LOOKING STATEMENTS

In addition to the historical information contained herein, the following discussion contains forward-looking statements involving risks and uncertainties. Economic circumstances, the Corporation's operations and actual results could differ significantly from those discussed in the forward-looking statements. Some factors that could cause or contribute to such differences are discussed herein, but also include changes in the economy and interest rates in the nation and in the Corporation's general market area.

Some of the forward-looking statements included herein are statements regarding:

     1. Management's determination of the amount of loan loss allowance and of the loan loss provision;

     2. The Corporation's intention to borrow additional funds as opportunities to leverage excess capital arise;

     3.   Changes in the amount of deposit insurance assessments;

     4.   The sufficiency of the Corporation's liquidity and capital reserves;
          and,

     5. The effect on the Corporation of amendments to core capital requirement regulations.

See Exhibit 99, Safe Harbor Under the Private Securities Litigation Reform Act of 1995, included in this document.

ANALYSIS OF FINANCIAL CONDITION

The Corporation's assets totaled $219.0 million at December 31, 1997, an increase of $9.0 million, or 4.3%, from $210.0 million at September 30, 1997. The growth in assets was primarily in mortgage-backed and related securities and loans. Such growth was funded by the use of overnight deposits and interest-bearing deposits in other financial institutions, increased deposits and borrowed funds.

Total securities and FHLB stock increased $3.5 million from $70.8 million at September 30, 1997 to $74.3 million at December 31, 1997. The increase was due to $5.7 million in securities purchases. Most securities purchased were part of the Corporation's strategy of borrowing long-term, variable-rate funds from the FHLB to purchase similar-maturity, variable-rate mortgage-backed and related securities to capitalize on the yield spread. Offsetting the purchases were maturities, and principal repayments of $2.5 million. Mortgage-backed and related securities include Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA") and Federal National Mortgage

--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


Association ("FNMA") participation certificates and collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits ("REMICs").

Net loans increased from $127.4 million at September 30, 1997 to $138.2 million at December 31, 1997. The growth in loans was primarily in 1-4 family first mortgage loans which increased 7.4% from $108.9 million at September 30, 1997 to $117.0 million at December 31, 1997. Construction loans and nonresidential real estate loans increased from $9.4 million and $6.2 million at September 30, 1997 to $10.1 million and $7.3 million at December 31, 1997. Changes in other types of real estate loans were not significant. As interest rates have decreased slightly since September 30, 1997, the growth in 1-4 family first mortgages is primarily the result of customers refinancing their higher-rate loans from the Corporation's competitors. In addition to growth spurred by refinancings, the continued growth in total real estate loans is also related to growth in the Corporation's market area, as the Corporation has not changed its philosophy regarding pricing or underwriting standards during the period.

The Corporation's consumer loan portfolio increased $394,000 between September 30, 1997 and December 31, 1997. Despite the increase, consumer loans remain a small portion of the entire loan portfolio and represented 2.2% and 2.1% of total loans at December 31, 1997 and September 30, 1997.

During the third quarter of fiscal 1997, the Corporation began originating commercial-purpose business loans secured by collateral other than real estate. Commercial loans totaled $960,000 at December 31, 1997 and $575,000 at September 30, 1997, and were not a significant part of the overall loan portfolio.

Total deposits increased $2.1 million, or 1.5%, from $142.8 million at September 30, 1997 to $144.9 million at December 31, 1997. The Corporation experienced slight increases in passbook savings, negotiable order of withdrawal ("NOW") and money market accounts. Certificates of deposit increased $1.2 million, or 1.1%, and had the largest increase of all types of deposits. Certificate of deposit growth has been due to normal operating procedures as the Corporation has not used special promotions to attract increased volume. The portfolio as a percent of total deposits decreased slightly from 77.4% at September 30, 1997 to 77.1% at December 31, 1997. All certificates of deposit held at the Bank mature in less than five years.

Borrowed funds increased $6.9 million from $39.6 million at September 30, 1997 to $46.5 million at December 31, 1997. The net increase of $1.4 million in short-term advances under the Bank's cash management line of credit combined with new, long-term advances of $6.1 million was slightly offset by principal repayments of $558,000. The majority of borrowed funds are invested in mortgage-backed and related securities to leverage the Bank's excess capital and to provide liquidity for future loan growth.

Other liabilities increased from $810,000 at September 30, 1997 to $955,000 at December 31, 1997. At December 31, 1997, other liabilities included an interest-bearing deposit in another financial institution, which had an overdraft balance of $140,000. Although the Corporation's accounting records reflect an overdraft due to various items in the process of clearing, the deposit account balance recorded by the other financial institution did not reflect an overdraft.

--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


COMPARISON OF RESULTS OF OPERATIONS

Operating results of the Corporation are affected by general economic conditions, monetary and fiscal policies of federal agencies and policies of agencies regulating financial institutions. The Corporation's cost of funds is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by demand for real estate loans and other types of loans which, in turn, is affected by interest rates at which such loans are made, general economic conditions and availability of funds for lending activities.

The Corporation's net income is primarily dependent on its net interest income; the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Net income is also affected by provisions for loan losses, service charges, gains on sale of assets and other income, noninterest expense and income taxes.

The Corporation's net income of $291,000 for the three months ended December 31, 1997 represented a $104,000 decrease from $395,000 in net income for the three months ended December 31, 1996. Similarly, both basic and diluted earnings per common share decreased by $.04 for the three months ended December 31, 1997 as compared to the same period in 1996. The decline in net income resulted as gains realized on sales of available-for-sale securities and loans during the three months ended December 31, 1996 were not realized in the three months ended December 31, 1997.

Net interest income is the largest component of the Corporation's income and is affected by the interest rate environment and volume and composition of interest-earning assets and interest-bearing liabilities.

Historically, the Corporation had only fixed-rate loans in its loan portfolio. Consequently, in periods of rising interest rates, the Corporation's net interest spread is negatively affected because the interest rate paid on deposits increases faster than the rates earned on loans. As a part of an overall strategy to manage interest rate risk, management began to originate variable-rate mortgage loans in the latter quarters of fiscal 1995. As of December 31, 1997, the Corporation had approximately $10.3 million in variable-rate mortgage loans, compared to $7.3 million at September 30, 1997. Additionally, most of the Corporation's mortgage-backed and related securities portfolio is scheduled to reprice on at least an annual basis.

Net interest income of the Corporation increased by $38,000 for the three months ended December 31, 1997, compared to the same period in 1996, despite little change in the ratio of average interest-earning assets to average interest-bearing liabilities over the comparable periods. The increase resulted as the Corporation had a larger proportion of funds invested in higher-yielding loans and securities, as opposed to overnight deposits and interest-bearing deposits in other financial institutions, during the three months ended December 31, 1997, compared to the three months ended December 31, 1996. The increase in interest income from the redistribution of investments was partly offset by the increased interest expense resulting from a higher cost of funds. The cost of funds increased due to an increase in the average level of borrowings and a higher percentage of the deposit portfolio being in certificates of deposit.

Interest and fees on loans totaled $2,705,000 for the three months ended December 31, 1997, compared to $2,369,000 for the three months ended December 31, 1996. Such increase in interest income was due to higher average loan balances related to the origination of new 1-4 family first mortgages and nonresidential real estate loans.

--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


Interest on mortgage-backed and related securities totaled $1,030,000 for the three months ended December 31, 1997, compared to $771,000 for the three months ended December 31, 1996. The increase was primarily due to an increase in volume the of mortgage-backed and related securities, combined with a slight increase in yield on mortgage-backed and related securities, compared to the prior periods. Several mortgage-backed and related securities have repriced to higher yield levels as compared to the prior year. The adjustable-rate feature of these securities helps mitigate the Corporation's exposure to upward interest rate movement due to its primarily fixed-rate loan portfolio.

Interest on securities totaled $144,000 for the three months ended December 31, 1997, compared to $117,000 for the comparable period in 1996. Other interest income, including dividend income, totaled $47,000 for the three months ended December 31, 1997, compared to $45,000 for the comparable period in 1996. The combined increase for such investments from 1996 levels are the result of higher average balances of securities and FHLB stock.

Interest on deposits totaled $1,842,000 for the three months ended December 31, 1997, and $1,618,000 for the three months ended December 31, 1996. This increase resulted from an overall increase in the average cost of funds during the comparable periods combined with higher average deposit balances over the prior periods.

Interest on borrowed funds totaled $628,000 for the three months ended December 31, 1997, compared to $265,000 during the comparable period in 1996. The increase is the result of higher average balances of borrowed funds during the three months ended December 31, 1997. Beginning in the fourth quarter of fiscal 1995, the Corporation borrowed funds and invested a portion of these funds in mortgage-backed and related securities to leverage excess capital, as discussed previously. From time to time, the Corporation has borrowed additional adjustable-rate funds for similar purposes as well as to provide funding for loan growth The Corporation has also borrowed fixed-rate funds to provide for long-term liquidity needs. As opportunities arise to leverage the Corporation's excess capital, the Corporation may make additional borrowings to fund loan demand and mortgage-backed and related security purchases.

The Corporation maintains an allowance for loan losses in an amount, which, in management's judgment, is adequate to absorb reasonable, foreseeable losses inherent in the loan portfolio. While management utilizes its best judgment and information available, ultimate adequacy of the allowance is dependent on a variety of factors, including performance of the Corporation's loan portfolio, the economy, changes in real estate values and interest rates and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level considered adequate to absorb losses inherent in the loan portfolio. The amount of the provision is based on management's regular review of the loan portfolio and consideration of such factors as historical loss experience, general prevailing economic conditions, changes in size and composition of the loan portfolio and specific borrower considerations, including ability of the borrower to repay the loan and the estimated value of the underlying collateral.

Other than a $101,000 charge-off during the three months ended December 31, 1997, the Corporation has not experienced any significant charge-offs for the past several years. The $101,000 charge-off was related to a single loan relationship for which the Corporation maintained a one hundred percent specific valuation allowance. The Corporation's low historical charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a down payment of 20% of the lower of sales price or appraised value of 1-4 family residential real estate loans, established

--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


income information and defined ratios of debt to income. Loans secured by real estate make up 97.1% of the Corporation's loan portfolio, and loans secured by first mortgages on 1-4 family residential real estate constituted 81.1% of total loans at December 31, 1997. Notwithstanding the historically low level of charge-offs, management believes it is prudent to continue increasing the allowance for loan losses as total loans increase. Accordingly, management anticipates it will continue its provisions to the allowance for loan losses at current levels for the near future, providing volume of nonperforming loans remains insignificant.

Noninterest income totaled $79,000 for the three months ended December 31, 1997 and $211,000 for the three months ended December 31, 1996. The decrease resulted as realized gains on sales of available for sale securities and loans during the three months ended December 31, 1996 were not realized in the three months ended December 31, 1997. The loan and securities sales during the three months ended December 31, 1996 were primarily made for interest rate risk strategy purposes. Such opportunities to restructure the securities and loan portfolio did not arise during the three months ended December 31, 1997. Other changes in noninterest income for the three-month periods were insignificant.

Noninterest expense totaled $1,065,000 for the three months ended December 31, 1997, compared to $1,010,000 for the three months ended December 31, 1996. Increases in occupancy expense and salaries and employee benefits were partly offset by decreases in federal deposit insurance premiums. Occupancy expense increased $26,000 over the comparable periods as a result of the new branch office in Brookville, Ohio, which opened during the latter part of fiscal 1997. Salaries and employee benefits increased $89,000 over the comparable periods due to annual merit increases and increased staffing for the new branch office. Federal deposit insurance premiums decreased $51,000 over the comparable periods due to a reduction of assessed premiums which began in January 1997 as a result of legislation which fully capitalized the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). The SAIF was below the level required by law because a significant portion of assessments paid into the SAIF by thrifts, like the Bank, were used to pay the cost of prior thrift failures. The legislation called for a one-time assessment of $.657 per $100 of SAIF insured deposits held as of June 30, 1995. Because of the recapitalization of the SAIF, the disparity between bank and thrift insurance assessments was reduced. Thrifts had been paying assessments of $.23 per $100 of deposits, which, for most thrifts, was reduced to $.064 per $100 in deposits in January 1997 and is expected to be $.024 per $100 in deposits no later than January 2000. Other changes in noninterest expense were insignificant.

The legislation discussed above also provides for the merger of the SAIF and the Bank Insurance Fund ("BIF") effective January 1, 1999, assuming there are no savings associations under federal law. Under separate proposed legislation, Congress is considering eliminating the federal thrift charter and separate federal regulation of thrifts. Therefore, the Bank would be required to convert to a different financial institution charter, and the Bank and the Corporation might become subject to more restrictive activity limits. The Corporation cannot predict the impact of any such legislation until it is enacted.

Prior to the enactment of legislation discussed below, thrifts meeting certain tests related to the composition of assets had been permitted to establish reserves for bad debts, and to make annual additions thereto which could, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "nonqualifying loans" was computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" could be computed under either the experience or the percentage of taxable income method, based on an annual election.

--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


In August 1996, legislation was enacted repealing the reserve method of accounting used by many thrifts to calculate their bad debt reserve for federal income tax purposes. Therefore, small thrifts such as the Bank must recapture the portion of reserve exceeding the amount that could have been taken under the experience method for tax years beginning after December 31, 1987. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. At December 31, 1997, the Bank had approximately $1.1 million in bad debt reserves subject to recapture for federal income tax purposes. The deferred tax liability related to the recapture has been previously established. As such, the recapture will not impact the Bank's or the Corporation's net income.

The volatility of income tax expense is primarily attributable to the change in net income before income taxes. Income tax expense totaled $155,000, or an effective rate of 34.8%, for the three months ended December 31, 1997, compared to $204,000, or an effective rate of 34.1%, for the three months ended December 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash equivalents, is a result of operating, investing and financing activities. These activities are summarized below for the three months ended December 31, 1997 and 1996.

                                                                   Three months ended
                                                                       December 31,
                                                                       ------------
                                                                    1997         1996
                                                                    ----         ----
                                                                     (In thousands)
     Net income                                                   $    291     $   395
     Adjustments to reconcile net income to net cash from
       operating activities                                            804       9,831
                                                                  --------     -------
     Net cash from operating activities                              1,095      10,226
     Net cash from investing activities                            (14,326)     (2,204)
     Net cash from financing activities                              8,395      (5,101)
                                                                  --------     -------
     Net change in cash and cash equivalents                        (4,836)      2,921
     Cash and cash equivalents at beginning of period                5,633       1,301
                                                                  --------     -------
     Cash and cash equivalents at end of period                   $    797     $ 4,222
                                                                  ========     =======

The Corporation's principal sources of funds are deposits, loan and security repayments, securities available for sale and other funds provided by operations. The Corporation also has the ability to borrow from the FHLB of Cincinnati. While scheduled loan repayments and maturing securities are relatively predictable, deposit flows and early loan and mortgage-backed security repayments are more influenced by interest rates, general economic conditions and competition. The Corporation maintains investments in liquid assets based on management's assessments of (1) the need for funds, (2) expected deposit flows, (3) the yields available on short-term liquid assets and (4) the objectives of the asset/liability management program.

--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


Office of Thrift Supervision ("OTS") regulations presently require the Corporation to maintain an average daily balance of investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less in an amount equal to 4% of the sum of the Corporation's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds on which the Corporation may rely, if necessary, to fund deposit withdrawals or other short-term funding needs. At December 31, 1997, the Corporation's regulatory liquidity was 6.93%. At such date, the Corporation had commitments to originate fixed-rate loans totaling $2,108,000 and variable-rate loans totaling $510,000. The Corporation had no commitments to purchase or sell loans. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. See Note 5 of the Notes to Consolidated Financial Statements.

The Bank is required by OTS regulations to meet certain minimum capital requirements, which must be generally as stringent as standards established for banks. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which for the Bank consists solely of tangible capital) of 3.0% of adjusted total assets and risk-based capital (which for the Bank consists of core capital and general valuation allowances) of 8% of risk-weighted assets (assets are weighted at percentage levels ranging from 0% to 100% depending on relative risk). The Bank exceeded all capital requirements at December 31, 1997 and September 30, 1997. The OTS has proposed to amend the core capital requirement so those associations that do not have the highest examination rating and an acceptable level of risk will be required to maintain core capital of from 4% to 5%, depending on the association's examination rating and overall risk. The Bank does not anticipate it will be adversely affected if the core capital requirement regulations are amended as proposed.

The following table summarizes the Bank's regulatory capital requirements and actual capital at December 31, 1997.

                                                                          Excess of actual
                                                                        capital over current
                          Actual capital        Current requirement          requirement
                          --------------        -------------------          -----------       Applicable
(Dollars in thousands)  Amount      Percent      Amount     Percent      Amount     Percent    Asset Total
                        ------      -------      ------     -------      ------     -------    -----------
Tangible capital       $21,802       10.0%       $3,262       1.5%      $18,540        8.5%     $217,485
Core capital            21,802       10.0         6,525       3.0        15,277        7.0       217,485
Risk-based capital      22,287       21.8         8,191       8.0        14,096       13.8       102,382

In April 1997, the Board of Directors of the Corporation authorized the purchase of up to 5% of the Corporation's outstanding common shares over a six-month period. The repurchase program was extended for an additional six-month period in October 1997. The shares will be purchased in the over-the-counter market. The number of shares to be purchased and the price to be paid will depend upon the availability of shares, the prevailing market prices and any other considerations which may, in the opinion of the Corporation's Board of Directors or management, affect the advisability of purchasing shares.

--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


Item 3.  Quantitative and Qualitative Disclosure About Market Risk
         ---------------------------------------------------------

ASSET AND LIABILITY MANAGEMENT AND MARKET RISK

The principal market risk affecting the Corporation is interest-rate risk. The Bank does not maintain a trading account for any class of financial instrument and the Corporation is not affected by foreign currency exchange rate risk or commodity price risk. Because the Corporation does not hold any equity securities other than stock in the FHLB of Cincinnati and an insignificant investment in its data processing servicer, Intrieve, Inc., the Corporation is not subject to equity price risk.

The Corporation, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets reprice differently than its interest-bearing liabilities. One of the Corporation's principal financial objectives is to achieve long-term profitability while reducing its exposure to fluctuations in interest rates. The Corporation has sought to reduce exposure of its earnings to changes in market interest rates by managing asset and liability maturities and interest rates primarily through structuring the mortgage-backed and related securities portfolio so that substantially all of the mortgage-backed and related securities reprice on at least an annual basis. The variable-rate feature of these securities helps mitigate the Corporation's exposure to upward interest rate movement due to its primarily fixed-rate loan portfolio. Some mortgage-backed securities have been purchased with funds provided by similar maturity, long-term borrowings from the FHLB to capitalized on the yield differential. The Corporation also invests in U.S. Government and federal agency securities with maturities of five years or less. The majority of the Corporation's securities are classified as available for sale to allow management the flexibility to move these funds into higher-yielding loans as demand warrants. The mortgage-backed and related securities also provide the Corporation with a constant cash flow stream from principal repayments.

As the Corporation's loan portfolio is primarily made up of fixed-rate loans, the Corporation is particularly sensitive to periods of rising interest rates In such periods, the Corporation's net interest spread is negatively affected because the interest rate paid on deposits increases faster than the rates earned on loans. Management is continuing to originate variable-rate mortgage loans as the primary means to manage this risk. Variable-rate loans increased from $7.3 million at September 30, 1997 to $10.3 million at December 31, 1997. In addition, management has increased consumer lending although it still remains a small percentage of the overall loan portfolio. Consumer loans typically have a significantly shorter weighted average maturity and offer less exposure to interest rate risk. During fiscal 1997, the Corporation sold a pool of fixed-rate mortgage loans and invested the funds in shorter-term fixed-rate loans, adjustable-rate loans and adjustable-rate mortgage-backed and related securities which have less exposure to interest rate risk. As the Corporation, through the Bank, is an authorized seller/servicer for the FHLMC, all of its loans are originated in accordance with secondary market guidelines. As such, the Corporation has the ability to sell additional pools of fixed-rate loans in the future should the need exist.

Lastly, as part of its effort to monitor and manage interest rate risk, the Bank uses the "net portfolio value" ("NPV") methodology adopted by the OTS as part of its capital regulations. Presented in the Corporation's 1997 annual report, as of September 30, 1997, is an analysis of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates. Also presented are policy limits set by the Board of Directors of the Bank as to the maximum change in NPV that the Board of Directors deems advisable in the event of various changes in interest rates. Such limits are established with consideration of the dollar impact of various rate changes

--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


and the Bank's strong capital position. Management believes that no events have occurred since September 30, 1997 which would significantly change the Bank's NPV at December 31, 1997 under each of the assumed shifts of 100 basis points in market interest rates.

The Bank's NPV is more sensitive to rising rates than declining rates. Such difference in sensitivity occurs principally because, as rates rise, borrowers do not prepay fixed-rate loans as quickly as they do when interest rates are declining. Thus, in a rising interest rate environment, because the Bank has predominantly fixed-rate loans in its loan portfolio, the amount of interest the Bank would receive on its loans would increase relatively slowly as loans are slowly prepaid and new loans at higher rates are made. Moreover, the interest the Bank would pay on its deposits would increase rapidly because the Bank's deposits generally have shorter periods to repricing.

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

Item 2.    Changes in Securities
           ---------------------
           None

Item 3.    Defaults Upon Senior Securities
           -------------------------------
           None

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
           None

Item 5.    Other Information
           -----------------
           None

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------
           (a)  Exhibit No. 27: Financial Data Schedule.
           (b) Exhibit No. 99: Safe Harbor Under the Private Securities Litigation Reform Act of 1995.
           (c) No current reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1997.

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


Date:    February 9, 1998                    /s/ Glenn E. Aidt
     --------------------------              -----------------------------------
                                             Glenn E. Aidt
                                             President





Date:    February 9, 1998                    /s/ Thomas P. Eyer
     --------------------------              -----------------------------------
                                             Thomas P. Eyer
                                             Treasurer (Chief Financial Officer)

--------------------------------------------------------------------------------

                                INDEX TO EXHIBITS

   EXHIBIT
   NUMBER       DESCRIPTION                                                     PAGE NUMBER
   ------       -----------                                                     -----------
     27         Financial Data Schedule                                         32

     99         Safe Harbor Under the Private Securities Litigation Reform
                Act of 1995                                                     34

--------------------------------------------------------------------------------