Form 10-Q
period 1998-03-31
MILTON FEDERAL FINANCIAL CORP
filed 1998-05-12
CIK 925722

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 (Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended March 31, 1998

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

Yes  [X]          No  [ ]

As of May 4, 1998 the latest practicable date, 2,236,836 shares of the registrant's common shares, no par value, were issued and outstanding.

                      MILTON FEDERAL FINANCIAL CORPORATION

                                      INDEX



                                                                          Page
                                                                          ----


PART I - FINANCIAL INFORMATION  (UNAUDITED)

Item 1.    Financial Statements

      Consolidated Balance Sheets .......................................  3

      Consolidated Statements of Income .................................  4

      Consolidated Statements of Changes in Shareholders' Equity.........  5

      Consolidated Statements of Cash Flows .............................  7

      Notes to Consolidated Financial Statements ........................  9


Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations............... 20

Item 3.    Quantitative and Qualitative Disclosure About Market Risk..... 28

PART II - OTHER INFORMATION.............................................. 30

SIGNATURES .............................................................. 31

                      MILTON FEDERAL FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------

Item 1.  Financial Statements
         --------------------

                                                                                  March 31,        September 30,
                                                                                    1998                1997
                                                                                    ----                ----
ASSETS
     Cash and amounts due from depository institutions                        $     664,959       $     696,629
     Overnight deposits in other financial institutions                                   -           3,500,000
     Interest-bearing deposits in other financial institutions                      201,240           1,436,490
                                                                              -------------       -------------
         Total cash and cash equivalents                                            866,199           5,633,119
     Securities available for sale                                                1,015,000           5,519,885
     Securities held to maturity  (Fair value of
       $2,001,720 at March 31, 1998 and $3,260,087 at
       September 30, 1997)                                                        2,003,574           3,254,385
     Mortgage-backed and related securities available for sale                   47,209,732          47,842,476
     Mortgage-backed and related securities held to maturity
       (Fair value of $15,788,583 at March 31, 1998 and
       $12,055,248 at September 30, 1997)                                        15,821,535          12,125,253
     Federal Home Loan Bank stock                                                 2,432,800           2,013,200
     Loans, net                                                                 151,507,243         127,395,541
     Premises and equipment, net                                                  2,670,664           2,734,708
     Cash surrender value of life insurance                                       1,558,093           1,524,502
     Accrued interest receivable                                                  1,183,762           1,184,122
     Other assets                                                                   442,615             730,547
                                                                              -------------       -------------

              Total assets                                                    $ 226,711,217       $ 209,957,738
                                                                              =============       =============

LIABILITIES
     Deposits                                                                 $ 151,690,217       $ 142,831,783
     Borrowed funds                                                              46,663,748          39,569,906
     Advance payments by borrowers for taxes and insurance                          224,686             165,805
     Accrued interest payable                                                       250,863             192,195
     Other liabilities                                                            2,157,661             810,179
                                                                              -------------       -------------
         Total liabilities                                                      200,987,175         183,569,868

SHAREHOLDERS' EQUITY
     Preferred stock, no par value, 1,000,000 shares
       authorized, none outstanding
     Common stock, no par value, 9,000,000 shares authorized,
       2,578,875 shares issued
     Additional paid-in capital                                                  25,070,257          25,017,419
     Retained earnings                                                            8,003,797           7,975,535
     Treasury stock, at cost, 342,039 shares at March 31,
       1998 and 274,039 shares at September 30, 1997                             (5,106,371)         (4,050,307)
     Unearned employee stock ownership plan shares                               (1,321,623)         (1,444,169)
     Unearned recognition and retention plan shares                                (946,884)         (1,054,575)
     Unrealized gain/(loss) on securities available for sale, net of tax             24,866             (56,033)
                                                                              -------------       -------------
         Total shareholders' equity                                              25,724,042          26,387,870
                                                                              -------------       -------------

              Total liabilities and shareholders' equity                      $ 226,711,217       $ 209,957,738
                                                                              =============       =============

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                      MILTON FEDERAL FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------


                                               Three months ended              Six months ended
                                                   March 31,                       March 31,
                                                   ---------                       ---------
                                              1998            1997            1998            1997
                                              ----            ----            ----            ----
INTEREST AND DIVIDEND INCOME
     Loans, including fees                 $2,862,049      $2,272,200      $5,566,769      $4,641,133
     Mortgage-backed and
       related securities                     979,024         788,012       2,009,197       1,559,113
     Securities                                76,042         110,829         220,364         227,388
     Other, including dividend income          62,086          52,229         109,040          96,761
                                           ----------      ----------      ----------      ----------
                                            3,979,201       3,223,270       7,905,370       6,524,395

INTEREST EXPENSE
     Deposits                               1,855,675       1,646,325       3,698,117       3,264,381
     Borrowed funds                           664,602         224,609       1,292,385         489,561
                                           ----------      ----------      ----------      ----------
                                            2,520,277       1,870,934       4,990,502       3,753,942
                                           ----------      ----------      ----------      ----------

NET INTEREST INCOME                         1,458,924       1,352,336       2,914,868       2,770,453

Provision for loan losses                      60,000          21,000          84,000          41,000
                                           ----------      ----------      ----------      ----------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                 1,398,924       1,331,336       2,830,868       2,729,453

NONINTEREST INCOME
     Service charges and other fees            49,557          27,265          98,140          62,335
     Net realized gain on sale of
       available for sale securities          174,874          11,994         174,874          44,685
     Gain on sale of loans                          -               -               -         118,281
     Other income                              29,688          27,116          59,788          52,063
                                           ----------      ----------      ----------      ----------
                                              254,119          66,375         332,802         277,364

NONINTEREST EXPENSE
     Salaries and employee benefits           600,065         570,296       1,229,879       1,110,720
     Occupancy expense                         88,861          74,952         181,593         141,738
     Data processing services                  58,629          46,853         106,004          84,687
     Federal deposit insurance
       premiums                                22,225           5,421          44,012          78,417
     State franchise taxes                     87,282          88,875         175,790         194,836
     Advertising                               13,831          10,103          28,693          27,565
     Other expenses                           149,318         174,652         319,255         343,357
                                           ----------      ----------      ----------      ----------
                                            1,020,211         971,152       2,085,226       1,981,320
                                           ----------      ----------      ----------      ----------
INCOME BEFORE INCOME TAX                      632,832         426,559       1,078,444       1,025,497

Income tax expense                            219,000         144,000         374,000         348,000
                                           ----------      ----------      ----------      ----------

NET INCOME                                 $  413,832      $  282,559      $  704,444      $  677,497
                                           ==========      ==========      ==========      ==========

Earnings per common share - Basic          $     0.20      $     0.13      $     0.34      $     0.31
                                           ==========      ==========      ==========      ==========

Earnings per common share - Diluted        $     0.20      $     0.13      $     0.33      $     0.31
                                           ==========      ==========      ==========      ==========

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                      MILTON FEDERAL FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    Six months ended March 31, 1998 and 1997
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                                                                      Unrealized
                                                                                      Unearned       Gain/(Loss)
                                      Additional                                      Employee      on Securities
                                       Paid-In        Retained        Treasury      Benefit Plan      Available
                                       Capital        Earnings          Stock          Shares          for Sale          Total
                                       -------        --------          -----          ------          --------          -----

Balance at October 1, 1996          $ 24,951,691    $ 13,535,280    $ (1,997,640)   $ (2,920,436)    $   (89,492)    $ 33,479,403

Net income for the period                      -         677,497               -               -               -          677,497

Cash dividends -
  $2.79 per share                              -      (6,290,530)              -               -               -       (6,290,530)

Commitment to release 9,564
  employee stock ownership
  plan shares                             31,243               -               -         103,152               -          134,395

7,478 shares earned under
  recognition and retention plan               -               -               -         107,691               -          107,691

Purchase of treasury stock,
  122,496 shares at cost                       -               -      (1,740,754)              -               -       (1,740,754)

Change in unrealized gain/(loss)
  on securities available for sale             -               -               -               -         (18,523)         (18,523)
                                    ------------    ------------    ------------    ------------     -----------     ------------

Balance at March 31, 1997           $ 24,982,934    $  7,922,247    $ (3,738,394)   $ (2,709,593)    $  (108,015)    $ 26,349,179
                                    ============    ============    ============    ============     ===========     ============


--------------------------------------------------------------------------------

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CONTINUED)
                    Six months ended March 31, 1998 and 1997
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                                                                       Unrealized
                                                                                         Unearned      Gain/(Loss)
                                      Additional                                         Employee     on Securities
                                       Paid-In        Retained        Treasury         Benefit Plan     Available
                                       Capital        Earnings          Stock             Shares         for Sale         Total
                                       -------        --------          -----             ------         --------         -----

Balance at October 1, 1997          $ 25,017,419    $  7,975,535     $ (4,050,307)    $ (2,498,744)    $  (56,033)    $ 26,387,870

Net income for the period                      -         704,444                -                -              -          704,444

Cash dividends -
  $0.30 per share                              -        (676,182)               -                -              -         (676,182)

Commitment to release 10,466
  employee stock ownership
  plan shares                             52,838               -                -          122,546              -          175,384

7,478 shares earned under
  recognition and retention
  plan                                         -               -                -          107,691              -          107,691

Purchase of treasury stock,
  68,000 shares at cost                        -               -       (1,056,064)               -              -       (1,056,064)

Change in unrealized gain/(loss)
  on securities available for sale             -               -                -                -         80,899           80,899
                                    ------------    ------------     ------------     ------------     ----------     ------------

Balance at March 31, 1998           $ 25,070,257    $  8,003,797     $ (5,106,371)    $ (2,268,507)    $   24,866     $ 25,724,042
                                    ============    ============     ============     ============     ==========     ============


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

                      MILTON FEDERAL FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                                                Six Months Ended
                                                                                    March 31,
                                                                                    ---------
                                                                             1998                1997
                                                                             ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                          $    704,444       $    677,497
     Adjustments to reconcile net income to net cash from
       operating activities
         Amortization of deferred loan origination fees                       (68,505)           (47,927)
         Amortization of premiums, accretion of discounts, net                 12,490             14,434
         Provision for loan losses                                             84,000             41,000
         Depreciation                                                         107,179             72,187
         Increase in cash value of life insurance                             (33,591)           (34,247)
         Net realized gain on sale of available for sale securities          (174,874)           (44,685)
         Proceeds from sale of loans                                                -         10,377,554
         Net gain on sale of loans                                                  -           (118,281)
         Deferred gain on sale of real estate owned                                 -            (42,056)
         Federal Home Loan Bank stock dividends                               (82,100)           (41,400)
         Compensation expense on ESOP shares                                  175,384            134,395
         Compensation expense on RRP shares                                   107,691            107,691
         Deferred tax expense                                                 (10,001)            13,538
         Change in accrued interest receivable and other assets               288,292           (197,054)
         Change in income taxes payable                                        77,483            334,000
         Change in accrued expenses and other liabilities                   1,296,990           (743,684)
                                                                          -----------         ----------
              Net cash from operating activities                            2,484,882         10,502,962

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                                                  -         (3,500,000)
         Proceeds from maturities                                           4,500,000          6,000,000
         Proceeds from sales                                                        -          2,000,000
     Securities held to maturity
         Purchases                                                         (1,000,000)        (2,251,875)
         Proceeds from maturities                                           2,250,000                  -
     Mortgage-backed and related securities available for sale
         Purchases                                                         (8,942,189)        (6,793,105)
         Proceeds from principal payments                                   1,272,022            348,153
         Proceeds from sales                                                8,615,431          4,756,462
     Mortgage-backed and related securities held to maturity
         Purchases                                                         (4,661,533)                 -
         Proceeds from principal payments                                     943,388            917,025
     Increase in loans, net                                               (24,127,197)        (7,677,029)
     Premises and equipment expenditures                                      (43,135)          (438,736)
     Purchase Federal Home Loan Bank stock                                   (337,500)                 -
     Proceeds from sale of real estate owned                                        -             74,710
                                                                          -----------         ----------
     Net cash from investing activities                                   (21,530,713)        (6,564,395)


--------------------------------------------------------------------------------

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                                        Six Months Ended
                                                                           March 31,
                                                                           ---------
                                                                    1998                1997
                                                                    ----                ----

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposit accounts                             $  8,858,434       $  7,285,902
     Net change in advance payments by borrowers for taxes
       and insurance                                                  58,881            (11,675)
     Net change in short-term borrowings                            (600,000)        (2,200,000)
     Proceeds from long-term debt                                 26,600,000          1,500,000
     Principal payments on long-term debt                        (18,906,158)        (1,112,000)
     Cash dividends paid                                            (676,182)        (6,290,530)
     Purchase of treasury stock                                   (1,056,064)        (1,740,754)
                                                                ------------       ------------
         Net cash from financing activities                       14,278,911         (2,569,057)
                                                                ------------       ------------

Net change in cash and cash equivalents                           (4,766,920)         1,369,510

Cash and cash equivalents at beginning of period                   5,633,119          1,301,009
                                                                ------------       ------------
Cash and cash equivalents at end of period                      $    866,199       $  2,670,519
                                                                ============       ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period for
         Interest                                               $  4,931,834       $  3,760,293
         Income taxes                                                558,815                  -


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

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Milton Federal Financial Corporation (the "Corporation") at March 31, 1998, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with financial statements, and notes thereto, of the Corporation for the fiscal year ended September 30, 1997, included in its 1997 annual report. Refer to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's 1997 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

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

The Corporation has sold various loans to other financial intermediaries while retaining servicing rights. Gains and losses on loan sales are recorded at the time of the cash sale. Under a new accounting standard adopted in fiscal 1997, mortgage servicing rights are recorded as assets when the related loan is sold. These assets are amortized in proportion to, and over the period of, estimated net servicing income and are evaluated periodically for impairment. Impairment is evaluated based on the fair value of the rights using groupings of underlying loans with similar characteristics. The adoption of this standard did not materially affect the financial statements in the periods presented.

The Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," on December 31, 1998. SFAS No. 128 requires dual presentation of basic and diluted earnings per share ("EPS") for entities with complex capital structures. All prior EPS data has been restated to conform to the new method. Basic EPS is based on net income divided by the weighted average number of shares outstanding during the period. Diluted EPS shows the dilutive effect of unearned recognition and retention plan ("RRP") shares and the additional common shares issuable under stock options. The weighted average number of shares outstanding for basic EPS was 2,069,291 and 2,080,462 for the three and six months ended March 31, 1998. The weighted average number of shares outstanding for basic EPS was 2,114,817 and 2,159,349 for the three and six months ended March 31, 1997. The weighted average number of shares outstanding for diluted EPS, which includes the effect of stock options granted and unearned RRP shares using the treasury stock method, was 2,107,215 and 2,114,853 for the three and six months ended March 31, 1998. Similarly, the weighted average number of shares outstanding for diluted EPS was 2,121,444 and 2,165,319 for the three and six months ended March 31, 1997. The dilutive effect of unearned RRP shares was to increase weighted average shares outstanding for basic EPS by 8,608 and 9,163 for the three and six months ended March 31, 1998. Unearned RRP shares did not have a dilutive effect on the weighted average shares outstanding for the three and six months ended March 31, 1997. The dilutive effect of stock options was to increase weighted average shares outstanding for basic EPS by

--------------------------------------------------------------------------------

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


29,316 and 25,228 for the three and six months ended March 31, 1998 and 6,627 and 5,970 for the three and six months ended March 31, 1997. Unreleased employee stock ownership plan shares are not considered to be outstanding for determining the weighted average number of shares used in calculating both basic and diluted EPS. Unearned RRP shares are not considered to be outstanding shares for determining the weighted average number of shares used in calculating basic EPS.

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


--------------------------------------------------------------------------------

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



NOTE 2 - SECURITIES

The amortized cost and fair values of securities are as follows:

                                            ------------------------------March 31, 1998---------------------------
                                                                      Gross           Gross            Estimated
                                                 Amortized         Unrealized      Unrealized            Fair
                                                   Cost               Gains          Losses              Value
                                                   ----               -----          ------              -----
SECURITIES AVAILABLE FOR SALE

     Securities
         U.S. Government and
           federal agency securities        $       1,000,000    $          -     $          -    $       1,000,000
         Equity securities                             15,000               -                -               15,000
                                            -----------------    ------------     ------------    -----------------
              Total  securities             $       1,015,000    $          -     $          -    $       1,015,000
                                            =================    ============     ============    =================

     Mortgage-backed and related
       securities
         FNMA certificates                  $       2,518,742    $     39,401     $          -    $       2,558,143
         GNMA certificates                          2,945,752           3,535           (6,034)           2,943,253
         FHLMC certificates                         2,579,009          28,375                -            2,607,384
         Collateralized mortgage
           obligations and REMICs                  39,128,551         201,851         (229,450)          39,100,952
                                            -----------------    ------------     ------------    -----------------
              Total mortgage-backed
                and related securities      $      47,172,054    $    273,162     $   (235,484)   $      47,209,732
                                            =================    ============     ============    =================

SECURITIES HELD TO MATURITY

     Securities
         U.S. Government and
           federal agency securities        $       2,003,574    $          -     $     (1,854)   $       2,001,720
                                            =================    ============     ============    =================

     Mortgage-backed and related
       securities
         FNMA certificates                  $       4,776,141    $     15,835     $    (61,373)   $       4,730,603
         GNMA certificates                            697,821          36,251                -              734,072
         FHLMC certificates                         5,688,546          21,569          (65,533)           5,644,582
         Collateralized mortgage
           obligations and REMICs                   4,659,027          20,445             (146)           4,679,326
                                            -----------------    ------------     ------------    -----------------
              Total mortgage-backed
                and related securities      $      15,821,535    $     94,100     $   (127,052)   $      15,788,583
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


--------------------------------------------------------------------------------

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

                                            ----------------------------September 30, 1997-------------------------
                                                                      Gross           Gross            Estimated
                                                 Amortized         Unrealized      Unrealized            Fair
                                                   Cost               Gains          Losses              Value
                                                   ----               -----          ------              -----
SECURITIES AVAILABLE FOR SALE

     Securities
         U.S. Government and
           federal agency securities        $       5,500,575    $      6,319     $     (2,009)   $       5,504,885
         Equity securities                             15,000               -                -               15,000
                                            -----------------    ------------     ------------    -----------------
              Total securities              $       5,515,575    $      6,319     $     (2,009)   $       5,519,885
                                            =================    ============     ============    =================

     Mortgage-backed and related
       securities
         FNMA certificates                  $       2,819,302    $     32,045     $          -    $       2,851,347
         FHLMC certificates                         2,821,791          41,355                -            2,863,146
         Collateralized mortgage
           obligations and REMICs                  42,290,593         318,118         (480,728)          42,127,983
                                            -----------------    ------------     ------------    -----------------
              Total mortgage-backed
                and related securities      $      47,931,686    $    391,518     $   (480,728)   $      47,842,476
                                            =================    ============     ============    =================

SECURITIES HELD TO MATURITY

     Securities
         U.S. Government and
           federal agency security          $       3,254,385    $     11,274     $     (5,572)   $       3,260,087
                                            =================    ============     ============    =================

     Mortgage-backed and related
       securities
         FNMA certificates                  $       5,191,291    $     41,591     $    (88,830)   $       5,144,052
         GNMA certificates                            810,348          41,570                -              851,918
         FHLMC certificates                         6,123,614          53,307         (117,643)           6,059,278
                                            -----------------    ------------     ------------    -----------------
              Total mortgage-backed
                and related securities      $      12,125,253    $    136,468     $   (206,473)   $      12,055,248
                                            =================    ============     ============    =================

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


--------------------------------------------------------------------------------

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

The amortized cost and estimated fair value of securities at March 31, 1998, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity, primarily mortgage-backed and related securities, are shown separately.

                                                                          Amortized           Estimated
                                                                            Cost             Fair Value
                                                                            ----             ----------
         SECURITIES AVAILABLE FOR SALE
              Due after one through five years                         $     1,000,000    $      1,000,000
              Equity securities                                                 15,000              15,000
                                                                       ---------------    ----------------
                  Total securities                                           1,015,000           1,015,000

              Mortgage-backed and related securities                        47,172,054          47,209,732
                                                                       ---------------    ----------------

                  Total                                                $    48,187,054    $     48,224,732
                                                                       ===============    ================

           SECURITIES HELD TO MATURITY
              Due after one through five years                         $     2,003,574    $      2,001,720
              Mortgage-backed and related securities                        15,821,535          15,788,583
                                                                       ---------------    ----------------

                  Total                                                $    17,825,109    $     17,790,303
                                                                       ===============    ================

No securities available for sale were sold during the six months ended March 31, 1998. During the six months ended March 31, 1997, proceeds from the sales of securities available for sale were $2,000,000 with gross realized gains of $119 included in earnings.

During the six months ended March 31, 1998, proceeds from the sales of mortgage-backed and related securities available for sale were $8,615,431 with gross realized gains of $174,874 included in earnings. During the six months ended March 31, 1997, proceeds from the sales of mortgage-backed and related securities available for sale were $4,756,462 with gross realized gains of $44,566 included in earnings.





--------------------------------------------------------------------------------

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 3 - LOANS

Loans consisted of the following:
                                                                          March 31,          September 30,
                                                                            1998                 1997
                                                                            ----                 ----
         Residential real estate loans
              1-4 family (first mortgage)                            $    126,788,405    $     108,941,460
              Home equity (1-4 family second mortgage)                      4,076,256            4,051,527
              Multi-family                                                  1,889,213            1,456,604
         Nonresidential real estate loans                                   7,744,992            6,214,622
         Construction loans                                                11,370,020            9,399,848
                                                                     ----------------    -----------------
                 Total real estate loans                                  151,868,886          130,064,061
         Consumer loans
              Automobile                                                    2,759,219            2,305,331
              Loans on deposits                                               348,904              280,542
              Other consumer loans                                            273,194              246,543
                                                                     ----------------    -----------------
                  Total consumer loans                                      3,381,317            2,832,416
         Commercial loans                                                   1,662,532              574,819
                                                                     ----------------    -----------------
         Total loans                                                      156,912,735          133,471,296

         Less:
              Deferred loan fee income                                        599,074              536,713
              Loans in process                                              4,265,611            4,976,840
              Allowance for loan losses                                       540,807              562,202
                                                                     ----------------    -----------------

                  Net loans                                          $    151,507,243    $     127,395,541
                                                                     ================    =================

The Corporation has sold various loans to other financial intermediaries while retaining the servicing rights. Gains and losses on loan sales are recorded at the time of the sale. Loans sold for which the Corporation has retained servicing totaled $8,647,160 at March 31, 1998 and $9,843,149 at September 30, 1997. Capitalized mortgage servicing rights at March 31, 1998 were $96,171 and $109,473 at September 30, 1997. At March 31, 1998 the Corporation had $9.5 million of fixed-rate, 1-4 family first mortgage loans, included above, which are classified as held for sale. These loans are recorded at the lower of cost or market in the aggregate. There were no loans classified as held for sale at September 30, 1997. The Corporation sold $10.3 million in fixed-rate, 1-4 family first mortgage loans, realizing a net gain of $118,000, during the six months ended March 31, 1997. No loans were sold during the three or six months ended March 31, 1998 or the three months ended March 31, 1997.

Activity in the allowance for losses on loans for the three- and six-month periods ended March 31, 1998 and 1997 is as follows:

                                                            Three months ended              Six months ended
                                                                 March 31,                      March 31
                                                                 ---------                      --------
                                                          1998            1997             1998            1997
                                                          ----            ----             ----            ----

     Beginning balance                               $    485,431     $    507,202    $    562,202     $    487,202
     Provision for loan losses                             60,000           21,000          84,000           41,000
     Recoveries                                                 -                -               -                -
     Charge-offs                                           (4,624)               -        (105,395)               -
                                                     ------------     ------------    ------------     ------------

     Ending balance                                  $    540,807     $    528,202    $    540,807     $    528,202
                                                     ============     ============    ============     ============

As of and for the three and six months ended March 31, 1998 and 1997, no loans were considered impaired within the scope of SFAS No. 114.


--------------------------------------------------------------------------------

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 4 - BORROWED FUNDS

At March 31, 1998, the Bank had a cash management line of credit enabling it to borrow up to $8,600,000 from the Federal Home Loan Bank (FHLB) of Cincinnati. The line of credit must be renewed on an annual basis. The next renewal date is April 18, 1998. Borrowings outstanding on this line of credit totaled $1,000,000, with an interest rate of 5.92%, at March 31, 1998, and $1,600,000, with an interest rate of 5.90%, at September 30, 1997. Additionally, as a member of the FHLB system, the Bank has the ability to obtain additional borrowings up to a total of $56,302,000, including the line of credit. Accordingly, the Bank had variable-rate borrowings totaling $32,630,000 at March 31, 1998 and $32,805,000 at September 30, 1997. The interest rates on the borrowings adjust monthly. The interest rates on the borrowings ranged from 5.12% to 6.20% at March 31, 1998 and 5.61% to 6.20% at September 30, 1997. The Bank also had fixed-rate borrowings totaling $13,033,748 at March 31, 1998 and $5,164,906 at September 30, 1997. The interest rates on these borrowings ranged 5.80% to 6.42% at March 31, 1998 and September 30, 1997. Advances under the borrowing agreement are collateralized by a blanket pledge of the Bank's residential mortgage loan portfolio and FHLB stock.

At March 31, 1998, required annual principal payments are as follows:

                   Period ending March 31:
                            1999                           $     4,605,371
                            2000                                 7,242,433
                            2001                                11,076,144
                            2002                                 1,831,278
                            2003                                 2,663,677
                         Thereafter                             19,244,845
                                                           ---------------

                                                           $    46,663,748
                                                           ===============


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

Exposure to credit loss if the other party does not perform is represented by the contractual amount for commitments to extend credit, standby letters of credit and financial guarantees written. The same credit policies are used for commitments and conditional obligations as are used for loans. The amount of collateral obtained, if deemed necessary, on an extension of credit is based on management's credit evaluation and generally consists of residential or commercial real estate. Lines of credit are primarily home equity lines collateralized by second mortgages on 1-4 family residential real estate and commercial lines of credit collateralized by business assets.


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

As of March 31, 1998 and September 30, 1997, the Corporation had commitments to make fixed-rate, 1-4 family residential real estate loans at current market rates totaling $6,495,000 and $1,780,000. Loan commitments are generally for 30 days. The interest rate on commitments ranged from 5.88% to 8.75% at March 31, 1998, and 6.25% to 9.25% at September 30, 1997. The Corporation had commitments to make variable-rate, 1-4 family residential loans totaling $828,000 at March 31, 1998 and $75,000 at September 30, 1997. As of March 31, 1998 and September 30, 1997, the Corporation had $4,473,000 and $3,617,000 in unused variable-rate home equity lines of credit. During fiscal 1997, the Corporation began offering commercial-purpose line-of-credit loans. At March 31, 1998 and September 30, 1997, unused commercial lines of credit totaled $586,000 and $239,000.

Standby letters of credit are conditional commitments to guarantee a customer's performance to a third party. At March 31, 1998 and September 30, 1997, the Corporation had standby letter-of-credit commitments totaling $86,000 and $301,000.

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

At March 31, 1998 and September 30, 1997, compensating balances of $498,000 and $352,000 were required as deposits with the FHLB. The balances do not earn interest.

The Corporation and the Bank have entered employment agreements with certain officers of the Corporation and the Bank. Each of the agreements provide for a term of three years and a salary and performance review by the Board of Directors not less often than annually, as well as inclusion of the employee in any formally-established employee benefit, bonus, pension and profit-sharing plans for which management personnel are eligible. The employment agreements also provide for vacation and sick leave.


NOTE 6 - STOCK OPTION PLAN

On March 20, 1995, the Stock Option Committee of the Board of Directors granted options to purchase 238,545 shares of common stock, at an exercise price of $13.69 to certain officers and directors of the Bank and the Corporation. One-fifth of the options awarded become exercisable on each of the first five anniversaries of the date of grant. The option period expires 10 years from the date of grant. At March 31, 1998 and September 30, 1997, options to purchase 143,127 shares were exercisable. No options were exercised during the three- and six-month periods ended March 31, 1998 and 1997. In addition, there are 19,342 shares of authorized but unissued common stock reserved for which no options have been granted.


--------------------------------------------------------------------------------

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



NOTE 6 - STOCK OPTION PLAN (Continued)

On October 1, 1997, the Corporation adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, entities to use a "fair value based method" to account for stock-based compensation plans. If the fair value accounting encouraged by SFAS No. 123 is not adopted, entities must still disclose the pro forma effect on net income and earnings per share had the accounting method been adopted. Fair value of a stock option is to be estimated using an option-pricing model considering exercise price, expected life of the option, current price of the stock, expected price volatility, expected dividends on the stock and the risk-free interest rate. Once estimated, the fair value of an option is not changed. Currently, the Corporation does not have any options subject to the new accounting and disclosure requirements.


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

The Corporation accounts for its ESOP in accordance with Statement of Position ("SOP") 93-6. Accordingly, shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. As shares are released from collateral, the Corporation reports compensation expense equal to the current market price of the shares, and shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $89,000 and $175,384 for the three and six months ended March 31, 1998. ESOP compensation expense was $66,351 and $134,395 for the three and six months ended March 31, 1997. The ESOP shares as of March 31, 1998 and September 30, 1997 were as follows:

                                                                        March 31,            September 30,
                                                                          1998                   1997
                                                                          ----                   ----

              Allocated shares                                            69,991               38,248
              Shares released for allocation                              10,466               19,124
              Unreleased shares                                          110,783              133,868
                                                                     -----------         ------------
                  Total ESOP shares                                      191,240              191,240
                                                                     ===========         ============

              Fair value of unreleased shares                        $ 1,758,680         $  2,041,487
                                                                     ===========         ============


--------------------------------------------------------------------------------

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 8 - RECOGNITION AND RETENTION PLAN

The Corporation maintains a recognition and retention plan ("RRP") for the benefit of directors and certain key employees of the Bank and Corporation. The RRP is used to provide such individuals ownership interest in the Corporation in a manner designed to compensate such directors and key employees for services to the Bank. The Bank contributed sufficient funds to enable the RRP to purchase a number of common shares in the open market was equal to 4% of the common shares sold in connection with the Bank's conversion from a mutual savings and loan association to a stock savings bank.

In October 1995, the RRP Committee of the Board of Directors awarded 74,784 shares to certain directors and officers of the Bank and the Corporation. No shares had been previously awarded. One-fifth of such shares will be earned and nonforfeitable on each of the first five anniversaries of the date of the awards. In case of the death or disability of a participant, however, the participant's shares will be deemed earned and nonforfeitable upon such date. As of March 31, 1998 and September 30, 1997, 29,914 and 14,957 shares, have been earned and distributed. There were 28,371 shares at March 31, 1998 and September 30, 1997, reserved for future awards. Compensation expense, which is based on the cost of the shares, totaled $53,845 and $107,691 for the three- and six-month periods ended March 31, 1998 and 1997.


--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
          and Results of Operations
          -------------------------

The following discusses the financial condition of the Corporation as of March 31, 1998, as compared to September 30, 1997, and the results of operations for the three- and six-month periods ended March 31, 1998, compared with the same periods in 1997. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

See Exhibit 99, Safe Harbor Under the Private Securities Litigation Reform Act of 1995, included in this document.

ANALYSIS OF FINANCIAL CONDITION

The Corporation's assets totaled $226.7 million at March 31, 1998, an increase of $16.7 million, or 8.0%, from $210.0 million at September 30, 1997. The growth in assets was primarily in mortgage-backed and related securities and loans. Such growth was funded by the use of overnight deposits and interest-bearing deposits in other financial institutions, increased deposits and borrowed funds.

Total securities and FHLB stock decreased $2.3 million from $70.8 million at September 30, 1997 to $68.5 million at March 31, 1998. The decrease was due to $9.0 million in maturities and principal repayments combined with $8.4 million in sales of mortgage-backed and related securities available for sale. The sales were primarily made for interest rate risk strategy purposes. The decline was partly offset by $15.3 million in purchases as the majority of the proceeds from the aforementioned maturities, principal repayments and sales were reinvested in mortgage-backed and related securities while the remaining proceeds provided additional funds for loan growth. Mortgage-backed and related securities include Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage



--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


Association ("GNMA") and Federal National Mortgage Association ("FNMA") participation certificates and collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits ("REMICs"). The majority of securities are classified as available for sale to provide the Corporation with the flexibility to move funds into loans as demand warrants. The mortgage-backed and related securities also provide the Corporation with a constant cash flow stream from principal repayments.

Net loans increased from $127.4 million at September 30, 1997 to $151.5 million at March 31, 1998. The growth in loans was primarily in 1-4 family first mortgage loans which increased 16.4% from $108.9 million at September 30, 1997 to $126.8 million at March 31, 1998. Construction loans and nonresidential real estate loans increased from $9.4 million and $6.2 million at September 30, 1997 to $11.4 million and $7.7 million at March 31, 1998. Changes in other types of real estate loans were not significant. As interest rates have decreased slightly since September 30, 1997, the growth in 1-4 family first mortgages is primarily the result of customers refinancing their higher-rate loans from the Corporation's competitors. In addition to growth spurred by refinancings, the continued growth in total real estate loans is also related to growth in the Corporation's market area, as the Corporation has not changed its philosophy regarding pricing or underwriting standards during the period.

At March 31, 1998, the Corporation had $9.5 million in loans classified as held for sale. There were no loans classified as held for sale at September 30, 1997. Held for sale loans at March 31, 1998 are included in the total for 1-4 family first mortgage loans discussed above.

The Corporation's consumer loan portfolio increased $549,000 between September 30, 1997 and March 31, 1998. Despite the increase, consumer loans remain a small portion of the entire loan portfolio and represented 2.2% and 2.1% of total loans at March 31, 1998 and September 30, 1997.

During the third quarter of fiscal 1997, the Corporation began originating commercial-purpose business loans secured by collateral other than real estate. Commercial loans totaled $1.7 million at March 31, 1998 and $575,000 at September 30, 1997, and were not a significant part of the overall loan portfolio.

Total deposits increased $8.9 million, or 6.2%, from $142.8 million at September 30, 1997 to $151.7 million at March 31, 1998. The Corporation experienced slight, offsetting changes in passbook savings and money market accounts, while negotiable order of withdrawal ("NOW") accounts increased $2.1 million, or 24.3%. Certificates of deposit increased $6.6 million, or 6.0%, and were the primary reason for the overall deposit growth. This growth was due to normal operating procedures as the Corporation has not used special promotions to attract increased volume. Despite the increase in volume, the certificate of deposit portfolio, as a percent of total deposits, decreased slightly from 77.4% at September 30, 1997 to 77.2% at March 31, 1998. All certificates of deposit held at the Bank mature in less than five years.

Borrowed funds increased $7.1 million from $39.6 million at September 30, 1997 to $46.7 million at March 31, 1998. The net increase in new, long-term advances of $26.6 million was partly offset by principal repayments of $18.9 million and a net decrease of $600,000 in short-term advances under the Bank's cash management line of credit. The majority of borrowed funds are invested in mortgage-backed and related securities to leverage the Bank's excess capital and to provide liquidity for future loan growth.

Other liabilities increased from $810,000 at September 30, 1997 to $2.2 million at March 31, 1998. At March 31, 1997, other liabilities included an interest-bearing deposit in another financial institution which had an overdraft balance of $1.2 million. Although the Corporation's accounting records reflected an overdraft due to various items in the process of clearing, the deposit account balance recorded by the other financial institution did not reflect an overdraft.


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

The Corporation's net income is primarily dependent on its net interest income. Net interest income is the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Net income is also affected by provisions for loan losses, service charges, gains on sale of assets and other income, noninterest expense and income taxes.

The Corporation's net income of $414,000 and $704,000 for the three and six months ended March 31, 1998 represented a $131,000 and $27,000 increase from $283,000 and $677,000 in net income for the three and six months ended March 31, 1997. Similarly, both basic and diluted earnings per common share increased by $0.07 for the three months ended March 31, 1998, compared to the same period in 1997. Basic and diluted earnings per common share increased by $0.03 and $0.02 for the six months ended March 31, 1998, compared to the same period in 1997. The increase in net income for the comparable three month periods was primarily the result of increased gains realized on sales of available-for-sale securities. The increase in net income for the comparable six month periods was not as great as the increase in net income for the comparable three month periods as gains realized on sales of loans during the six months ended March 31, 1997 were not realized during the six months ended March 31, 1998.

Net interest income is the largest component of the Corporation's income and is affected by the interest rate environment and volume and composition of interest-earning assets and interest-bearing liabilities.

Historically, the Corporation had only fixed-rate loans in its loan portfolio. Consequently, in periods of rising interest rates, the Corporation's net interest spread is negatively affected because the interest rate paid on deposits increases faster than the rates earned on loans. As a part of an overall strategy to manage interest rate risk, management began to originate variable-rate mortgage loans in the latter quarters of fiscal 1995. As of March 31, 1998, the Corporation had approximately $14.2 million in variable-rate mortgage loans, compared to $7.3 million at September 30, 1997. Additionally, most of the Corporation's mortgage-backed and related securities portfolio is scheduled to reprice on at least an annual basis.

Net interest income of the Corporation increased by $107,000 and $144,000 for the three and six months ended March 31, 1998, compared to the same periods in 1997, despite minimal change in the ratio of average interest-earning assets to average interest-bearing liabilities over the comparable periods. The increase resulted as the Corporation had a larger proportion of funds invested in higher-yielding loans and securities, as opposed to overnight deposits and interest-bearing deposits in other financial institutions, during the three and six months ended March 31, 1998, compared to the three and six months ended March 31, 1997. The increase in interest income from the redistribution of investments was partly offset by the increased interest expense resulting from a higher cost of funds. The cost of funds increased due to an increase in the average level of borrowings and a higher percentage of the deposit portfolio being in certificates of deposit.


--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


Interest and fees on loans totaled $2.9 million and $5.6 million for the three and six months ended March 31, 1998, compared to $2.3 million and $4.6 million for the three and six months ended March 31, 1997. Such increase in interest income was due to higher average loan balances related to the origination of new 1-4 family first mortgage, construction, nonresidential real estate and commercial loans.

Interest on mortgage-backed and related securities totaled $979,000 and $2,009,000 for the three and six months ended March 31, 1998, compared to $788,000 and $1,559,000 for the three and six months ended March 31, 1997. The increase was primarily due to an increase in the volume of mortgage-backed and related securities, combined with a slight increase in yield on mortgage-backed and related securities, compared to the prior periods. Several mortgage-backed and related securities have repriced to higher yield levels as compared to the prior year. The adjustable-rate feature of these securities helps mitigate the Corporation's exposure to upward interest rate movement due to its primarily fixed-rate loan portfolio.

Interest on securities totaled $76,000 and $220,000 for the three and six months ended March 31, 1998, compared to $111,000 and $227,000 for the comparable periods in 1997. This decline from 1997 levels is the result of lower average balances of securities due to maturities. Other interest income, including dividend income, totaled $62,000 and $109,000 for the three six months ended March 31, 1998, compared to $52,000 and $97,000 for the comparable periods in 1997. The increase was the result of higher average balances on FHLB stock.

Interest on deposits totaled $1,856,000 and $3,698,000 for the three and six months ended March 31, 1998, and $1,646,000 and $3,264,000 for the three and six months ended March 31, 1997. This increase resulted from increased average deposit balances combined with an overall increase in the average cost of deposits over the comparable periods.

Interest on borrowed funds totaled $665,000 and $1,292,000 for the three and six months ended March 31, 1998, compared to $225,000 and $490,000 for the comparable periods in 1997. The increase is the result of higher average balances of borrowed funds during the three and six months ended March 31, 1998. Since the fourth quarter of fiscal 1995, the Corporation has incorporated a strategy to leverage excess capital by borrowing long-term, variable-rate funds from the FHLB to purchase similar-maturity, variable-rate mortgage-backed securities to capitalize on the yield spread. From time to time, the Corporation has borrowed additional variable-rate funds for similar purposes as well as to provide funding for loan growth. The Corporation has also borrowed fixed-rate funds to provide for long-term liquidity needs. As opportunities arise to leverage the Corporation's excess capital, the Corporation may make additional borrowings to fund loan demand and mortgage-backed and related security purchases.

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

Other than $5,000 and $106,000 in charge-offs during the three and six months ended March 31, 1998, the Corporation has not experienced any significant charge-offs for the past several years. The majority of these charge-offs was related to a single loan relationship for which the Corporation maintained a one hundred percent specific valuation allowance. The Corporation's low historical charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a down payment of 20% of the lower of sales price or appraised value of 1-4 family residential real estate loans, established income information and defined ratios of debt to income. Loans secured by real estate make up 96.8% of the Corporation's loan portfolio, and loans secured by first mortgages on 1-4 family residential real estate constituted 80.8% of total loans at March 31, 1998. Notwithstanding the historically low level of charge-offs, management believes it is prudent to continue increasing the allowance for loan losses as total loans increase. Accordingly, management anticipates it will continue its provisions to the allowance for loan losses at current levels for the near future, providing volume of nonperforming loans remains insignificant.

Noninterest income totaled $254,000 and $333,000 for the three and six months ended March 31, 1998 and $66,000 and $277,000 for the three and six months ended March 31, 1997. The increase in noninterest income for the comparable three month periods was the result of increased gains realized on sales of available-for-sale securities combined with an increase in service charges and other fees. The increase in noninterest income for the comparable six month periods was due to similar reasons, however, the increase was not as great as gains realized on sales of loans during the six months ended March 31, 1997 were not realized during the six months ended March 31, 1998. The loan and securities sales during the three and six months ended March 31, 1998 and 1997 were primarily made for interest rate risk strategy purposes. Other changes in noninterest income for the three- and six-month periods were insignificant.

Noninterest expense totaled $1,020,000 and $2,085,000 for the three and six months ended March 31, 1998, compared to $971,000 and $1,981,000 for the three and six months ended March 31, 1997. The increases were primarily the result of increases in occupancy expense and salaries and employee benefits. Occupancy expense increased $14,000 and $40,000 over the comparable periods as a result of the new branch office in Brookville, Ohio, which opened during the latter part of fiscal 1997. Salaries and employee benefits increased $30,000 and $119,000 over the comparable periods due to annual merit increases and increased staffing for the new branch office. Federal deposit insurance premiums decreased $34,000 for the comparable six month periods due to a reduction of assessed premiums which began in January 1997 as a result of legislation which fully capitalized the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). The SAIF was below the level required by law because a significant portion of assessments paid into the SAIF by thrifts, like the Bank, were used to pay the cost of prior thrift failures. The legislation called for a one-time assessment of $.657 per $100 of SAIF insured deposits held as of March 31, 1995. Because of the recapitalization of the SAIF, the disparity between bank and thrift insurance assessments was reduced. Thrifts had been paying assessments of $.23 per $100 of deposits, which, for most thrifts, was reduced to $.064 per $100 in deposits in January 1997 and is expected to be $.024 per $100 in deposits no later than January 2000. Other changes in noninterest expense were insignificant.

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

In August 1996, legislation was enacted repealing the reserve method of accounting used by many thrifts to calculate their bad debt reserve for federal income tax purposes. Therefore, small thrifts such as the Bank must recapture the portion of reserve exceeding the amount that could have been taken under the experience method for tax years beginning after December 31, 1987. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1998, provided the institution meets certain residential lending requirements. At March 31, 1998, the Bank had approximately $1.1 million in bad debt reserves subject to recapture for federal income tax purposes. The deferred tax liability related to the recapture has been previously established. As such, the recapture will not impact the Bank's or the Corporation's net income.

The volatility of income tax expense is primarily attributable to the change in net income before income taxes. Income tax expense totaled $219,000 and $374,000, or an effective rate of 34.6% and 34.7%, for the three and six months ended March 31, 1998, compared to $144,000 and $348,000, or an effective rate of 33.8% and 33.9%, for the three and six months ended March 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash equivalents, is a result of operating, investing and financing activities. These activities are summarized below for the six months ended March 31, 1998 and 1997.

                                                                                      Six months ended
                                                                                          March 31,
                                                                                          ---------
                                                                                    1998           1997
                                                                                    ----           ----
                                                                                        (In thousands)
         Net income                                                             $      704     $       677
         Adjustments to reconcile net income to net cash from
           operating activities                                                      1,781           9,826
                                                                                ----------     -----------
         Net cash from operating activities                                          2,485          10,503
         Net cash from investing activities                                        (21,531)         (6,564)
         Net cash from financing activities                                         14,279          (2,569)
                                                                                ----------     -----------
         Net change in cash and cash equivalents                                    (4,767)          1,370
         Cash and cash equivalents at beginning of period                            5,633           1,301
                                                                                ----------     -----------
         Cash and cash equivalents at end of period                             $      866     $     2,671
                                                                                ==========     ===========

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

Office of Thrift Supervision ("OTS") regulations presently require the Corporation to maintain an average daily balance of investments in United States Treasury, federal agency obligations and other investments in an amount equal to 4% of the sum of the Corporation's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds on which the Corporation may rely, if necessary, to fund deposit withdrawals or other short-term funding needs. At March 31, 1998, the Corporation's regulatory liquidity was 43.9%. At such date, the Corporation had commitments to originate fixed-rate loans totaling $6,495,000 and variable-rate loans totaling $828,000. Although $9.5 million in loans were held for sale at March 31, 1998, the Corporation had no commitments to purchase or sell loans. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. See Note 5 of the Notes to Consolidated Financial Statements.

The Bank is subject to various regulatory capital requirements administered by federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material affect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by regulators about the Bank's components, risk weightings and other factors. At March 31, 1998 and September 30, 1997, management believes the Bank complies with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios, the Bank is considered well capitalized under the Federal Deposit Insurance Act at March 31, 1998 and September 30, 1997. Management is not aware of any matters subsequent to March 31, 1998 that would cause the Bank's capital category to change.

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


--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------



At March 31, 1998 and September 30, 1997, the Bank's actual capital levels (in thousands) and minimum required levels were:

                                                                                            Minimum
                                                                                         Required To Be
                                                            Minimum Required            Well Capitalized
                                                               For Capital           Under Prompt Corrective
                                             Actual         Adequacy Purposes          Action Regulations
                                 Amount      Ratio         Amount       Ratio          Amount         Ratio
                                 ------      -----         ------       -----          ------         -----
March 31, 1998
Total capital (to risk
  weighted assets)            $   22,858      21.0%       $  8,723       8.0%        $   10,903       10.0%
Tier 1 (core) capital to
  risk-weighted assets)           22,318       20.5          4,361        4.0             6,542         6.0
Tier 1 (core) capital to
  adjusted total assets)          22,318        9.9          9,006        4.0            11,257         5.0
Tangible capital (to
  adjusted total assets)          22,318        9.9          3,377        1.5               N/A

September 30, 1997
Total capital (to risk
  weighted assets)            $   21,799      22.8%       $  7,637       8.0%        $    9,547       10.0%
Tier 1 (core) capital to
  risk-weighted assets)           21,385       22.4          3,819        4.0             5,728         6.0
Tier 1 (core) capital to
  adjusted total                  21,385       10.3          6,206        3.0            10,344         5.0
Tangible capital (to
  adjusted total assets)          21,385       10.3          3,103        1.5               N/A

In addition to certain federal income tax considerations, the OTS regulations impose limitations on payment of dividends and other capital distributions by savings associations. Under OTS regulations applicable to converted savings associations, the Bank is not permitted to pay a cash dividend on its common shares if its regulatory capital would, as a result of payment of such dividends, be reduced below the amount required for the Liquidation Account, or below applicable regulatory capital requirements prescribed by the OTS.

OTS regulations applicable to all savings and loan associations provide that a savings association which, immediately prior to and on a pro forma basis after giving effect to a proposed capital distribution (including a dividend), has total capital (as defined by OTS regulations) equal to or greater than the amount of its capital requirements is generally permitted without OTS approval (but subsequent to 30 days prior notice to the OTS) to make capital distributions, including dividends, during a calendar year in an amount not to exceed the greater of (1) 100% of its net earnings to date during the calendar year, plus an amount equal to one-half that which its total capital to assets ratio exceeded its required capital to assets ratio at the beginning of the calendar year, or (2) 75% of its net earnings for the most recent four-quarter period. Savings associations with total capital more than the capital requirements that have been notified by the OTS that they are in need of more than normal supervision will be subject to restrictions on dividends. A savings association failing to meet current minimum capital requirements is prohibited from making any capital distributions without the prior approval of the OTS.

--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


The Bank currently meets all capital requirements and, unless the OTS determines that the Bank is an institution requiring more than normal supervision, the Bank may pay dividends in accordance with the foregoing provisions of OTS regulations.

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


YEAR 2000 ISSUE

Many computer programs use only two digits to identify a year in the date field and were apparently designed and developed without considering the impact of the upcoming change in the century. Such programs could erroneously read entries for the Year 2000 as the Year 1900, which could result in major systems failures and miscalculations. Rapid and accurate data processing is essential to the operations of financial institutions, such as the Corporation. The Corporation has formed a Year 2000 committee to assess the extent to which it and its outside vendors may be adversely affected by Year 2000 problems. Management has determined that most programs are or will be capable of identifying the turn of the century. The issue is closely monitored by management and full compliance is expected by the end of 1998. While the Corporation does not anticipate that any Year 2000 computer problems or expenses required to correct such problems will materially affect its financial condition and results of operations, no assurance can be given in this regard.


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

As the Corporation's loan portfolio is primarily made up of fixed-rate loans, the Corporation is particularly sensitive to periods of rising interest rates In such periods, the Corporation's net interest spread is negatively affected because the interest rate paid on deposits increases faster than the rates earned on loans. Management is continuing to originate variable-rate mortgage loans as the primary means to manage this risk. Variable-rate loans increased from $7.3 million at September 30, 1997 to $14.2 million at March 31, 1998. In addition, management has increased consumer lending although it still remains a small percentage of the overall loan portfolio. Consumer loans typically have a significantly shorter weighted average maturity and offer less exposure to interest rate risk. During fiscal 1997, the Corporation sold a pool of fixed-rate mortgage loans and invested the funds in shorter-term fixed-rate loans, adjustable-rate loans and adjustable-rate mortgage-backed and related securities which have less exposure to interest rate risk. As the Corporation, through the Bank, is an authorized seller/servicer for the FHLMC, all of its loans are originated in accordance with secondary market guidelines. As such, the Corporation has the ability to sell additional pools of fixed-rate loans in the future should the need exist. At March 31, 1998, $9.5 million of 1-4 family, fixed-rate loans were classified as held for sale, however, the Corporation had no commitments to sell such loans.

Lastly, as part of its effort to monitor and manage interest rate risk, the Bank uses the "net portfolio value" ("NPV") methodology adopted by the OTS as part of its capital regulations. Presented in the Corporation's 1997 annual report, as of September 30, 1997, is an analysis of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates. Also presented are policy limits set by the Board of Directors of the Bank as to the maximum change in NPV that the Board of Directors deems advisable in the event of various changes in interest rates. Such limits are established with consideration of the dollar impact of various rate changes and the Bank's strong capital position. Management believes that no events have occurred since September 30, 1997 which would significantly change the Bank's NPV at March 31, 1998 under each of the assumed shifts of 100 basis points in market interest rates.

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

           None

Item 3.    Defaults Upon Senior Securities
           -------------------------------

           None

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           On January 21, 1998, the Annual Meeting of the Shareholders of the Corporation was held. The following members of the Board of Directors of the Corporation were reelected by the votes set forth below for terms expiring in 2000:

           E. Lynn App            FOR:  1,665,427       WITHHELD:      17,087
           Robert E. Hine         FOR:  1,668,427       WITHHELD:      14,087
           Christopher S. Long    FOR:  1,667,527       WITHHELD:      14,987
           Cletus G. Minnich      FOR:  1,665,027       WITHHELD:      17,487

           One other matter submitted to the Shareholders, for which the following votes were cast:

           Ratification of the selection of Crowe, Chizek and Company LLP as the auditors of the Corporation for the current fiscal year.

           FOR:  1,666,977   AGAINST:  10,626   ABSTAIN:  4,911    NON-VOTES: 0

Item 5.    Other Information
           -----------------

           None

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)  Exhibit No. 27:  Financial Data Schedule.
           (b) Exhibit No. 99: Safe Harbor Under the Private Securities Litigation Reform Act of 1995.
           (c) No current reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1998.

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




Date:    May 8, 1998                        /s/  Glenn E. Aidt
     ----------------------------           ------------------------------------
                                            Glenn E. Aidt
                                            President





Date:    May 8, 1998                        /s/  Thomas P. Eyer
     ----------------------------           ------------------------------------
                                            Thomas P. Eyer
                                            Treasurer (Chief Financial Officer)




--------------------------------------------------------------------------------

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER          DESCRIPTION                                                             PAGE NUMBER
------          -----------                                                             -----------

     27         Financial Data Schedule                                                      33

     27.1       Financial Data Schedule (Restated September 30, 1997)                        35

     27.2       Financial Data Schedule (Restated June 30, 1997)                             37

     27.3       Financial Data Schedule (Restated March 31, 1997)                            39

     27.4       Financial Data Schedule (Restated December 31, 1996)                         41

     27.5       Financial Data Schedule (Restated September 30, 1996)                        43

     27.6       Financial Data Schedule (Restated June 30, 1996)                             45

     99         Safe Harbor Under the Private  Securities  Litigation  Reform                47
                Act of 1995


--------------------------------------------------------------------------------