Form 10-Q
period 1998-06-30
MILTON FEDERAL FINANCIAL CORP
filed 1998-08-11
CIK 925722

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 (Mark One)

    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended June 30, 1998

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

                     25 Lowry Drive, West Milton, Ohio 45383
                    ----------------------------------------
               (Address of principal executive offices) (zip code)

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

Yes  [X]           No     [ ]

As of July 31, 1998 the latest practicable date, 2,236,836 shares of the registrant's common shares, no par value, were issued and outstanding.

                      MILTON FEDERAL FINANCIAL CORPORATION




                                      INDEX







                                                                            Page
                                                                            ----


PART I - FINANCIAL INFORMATION  (UNAUDITED)

Item 1.    Financial Statements

      Consolidated Balance Sheets .....................................      3

      Consolidated Statements of Income ...............................      4

      Consolidated Statements of Changes in Shareholders' Equity.......      5

      Consolidated Statements of Cash Flows ...........................      7

      Notes to Consolidated Financial Statements ......................      9


Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations.............     17

Item 3.    Quantitative and Qualitative Disclosure About Market Risk...     26

PART II - OTHER INFORMATION............................................     28

SIGNATURES ............................................................     29

                      MILTON FEDERAL FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------
Item 1.  Financial Statements
         --------------------

                                                                                  June 30,            September 30,
                                                                                    1998                  1997
                                                                                    ----                  ----
ASSETS
     Cash and amounts due from depository institutions                       $         363,627    $         696,629
     Overnight deposits in other financial institutions                              3,000,000            3,500,000
     Interest-bearing deposits in other financial institutions                       2,308,777            1,436,490
                                                                             -----------------    -----------------
         Total cash and cash equivalents                                             5,672,404            5,633,119
     Securities available for sale                                                      15,000            5,519,885
     Securities held to maturity  (Fair value of
       $3,260,087 at September 30, 1997)                                                     -            3,254,385
     Mortgage-backed and related securities available for sale                      45,175,809           47,842,476
     Mortgage-backed and related securities held to maturity
       (Fair value of $15,276,749 at June 30, 1998 and
       $12,055,248 at September 30, 1997)                                           15,309,501           12,125,253
     Federal Home Loan Bank stock                                                    2,763,700            2,013,200
     Loans, net                                                                    160,138,552          127,395,541
     Premises and equipment, net                                                     2,681,986            2,734,708
     Cash surrender value of life insurance                                          1,574,238            1,524,502
     Accrued interest receivable                                                     1,202,966            1,184,122
     Other assets                                                                      571,257              730,547
                                                                             -----------------    -----------------

              Total assets                                                   $     235,105,413    $     209,957,738
                                                                             =================    =================

LIABILITIES
     Deposits                                                                $     152,983,223    $     142,831,783
     Borrowed funds                                                                 54,332,465           39,569,906
     Advance payments by borrowers for taxes and insurance                             477,131              165,805
     Accrued interest payable                                                          284,924              192,195
     Other liabilities                                                                 998,740              810,179
                                                                             -----------------    -----------------
         Total liabilities                                                         209,076,483          183,569,868

SHAREHOLDERS' EQUITY
     Preferred stock, no par value, 1,000,000 shares
       authorized, none outstanding
     Common stock, no par value, 9,000,000 shares authorized,
       2,578,875 shares issued
     Additional paid-in capital                                                     25,097,111           25,017,419
     Retained earnings                                                               8,135,862            7,975,535
     Treasury stock, at cost, 342,039 shares at June 30,
       1998 and 274,039 shares at September 30, 1997                                (5,106,371)          (4,050,307)
     Unearned employee stock ownership plan shares                                  (1,260,350)          (1,444,169)
     Unearned recognition and retention plan shares                                   (893,039)          (1,054,575)
     Unrealized gain/(loss) on securities available for sale, net of tax                55,717              (56,033)
                                                                             -----------------    -----------------
         Total shareholders' equity                                                 26,028,930           26,387,870
                                                                             -----------------    -----------------

              Total liabilities and shareholders' equity                     $     235,105,413    $     209,957,738
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

                      MILTON FEDERAL FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                     Three months ended                  Nine months ended
                                                           June 30,                           June 30,
                                                           --------                           --------
                                                   1998               1997             1998              1997
                                                   ----               ----             ----              ----
INTEREST AND DIVIDEND INCOME
     Loans, including fees                  $     3,141,362    $    2,387,435     $    8,708,131    $     7,028,568
     Mortgage-backed and
       related securities                           946,565           959,136          2,955,762          2,518,249
     Securities                                       9,630           139,613            229,994            367,001
     Other, including dividend income                59,262            30,309            168,302            127,070
                                            ---------------    --------------     --------------    ---------------
                                                  4,156,819         3,516,493         12,062,189         10,040,888

INTEREST EXPENSE
     Deposits                                     1,931,747         1,687,231          5,629,864          4,951,612
     Borrowed funds                                 725,384           398,492          2,017,769            888,053
                                            ---------------    --------------     --------------    ---------------
                                                  2,657,131         2,085,723          7,647,633          5,839,665
                                            ---------------    --------------     --------------    ---------------

NET INTEREST INCOME                               1,499,688         1,430,770          4,414,556          4,201,223

Provision for loan losses                           110,000            32,000            194,000             73,000
                                            ---------------    --------------     --------------    ---------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                       1,389,688         1,398,770          4,220,556          4,128,223

NONINTEREST INCOME
     Service charges and other fees                  50,608            38,554            148,748            100,889
     Net realized gain on sale of
       available for sale securities                      -            33,718            174,874             78,403
     Gain on sale of loans                          225,312                 -            225,312            118,281
     Other income                                    35,444            30,273             95,232             82,336
                                            ---------------    --------------     --------------    ---------------
                                                    311,364           102,545            644,166            379,909

NONINTEREST EXPENSE
     Salaries and employee benefits                 601,604           581,827          1,831,483          1,692,547
     Occupancy expense                              100,070            74,782            281,663            216,520
     Data processing services                        55,575            43,031            161,579            127,718
     Federal deposit insurance
       premiums                                      22,549            21,410             66,561             99,827
     State franchise taxes                           87,192            88,242            262,982            283,078
     Advertising                                     13,486            11,416             42,179             38,981
     Other expenses                                 133,112           141,457            452,367            484,814
                                            ---------------    --------------     --------------    ---------------
                                                  1,013,588           962,165          3,098,814          2,943,485
                                            ---------------    --------------     --------------    ---------------

INCOME BEFORE INCOME TAX                            687,464           539,150          1,765,908          1,564,647

Income tax expense                                  238,000           183,000            612,000            531,000
                                            ---------------    --------------     --------------    ---------------

NET INCOME                                  $       449,464    $      356,150     $    1,153,908    $     1,033,647
                                            ===============    ==============     ==============    ===============

Earnings per common share - Basic           $         0.22     $          .17     $         0.56    $          .49
                                            ==============     ==============     ==============    ==============

Earnings per common share - Diluted         $         0.21      $         .17     $         0.55    $          .48
                                            ==============      =============     ==============    ==============


--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                      MILTON FEDERAL FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    Nine months ended June 30, 1998 and 1997
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------


                                                                                                           Unrealized
                                                                                           Unearned        Gain/(Loss)
                                          Additional                                       Employee       on Securities
                                            Paid-In      Retained        Treasury        Benefit Plan       Available
                                            Capital      Earnings          Stock            Shares          for Sale         Total
                                            -------      --------          -----            ------          --------         -----

Balance at October 1, 1996              $ 24,951,691   $ 13,535,280    $ (1,997,640)   $ (2,920,436)   $    (89,492)   $ 33,479,403

Net income for the period                       --        1,033,647            --              --              --         1,033,647

Cash dividends -
  $2.94 per share                               --       (6,615,407)           --              --              --        (6,615,407)

Commitment to release 14,346
  employee stock ownership
  plan shares                                 46,217           --              --           154,728            --           200,945

11,218 shares earned under
  recognition and retention plan                --             --              --           161,536            --           161,536

Purchase of treasury stock,
  140,096 shares at cost                        --             --        (1,983,292)           --              --        (1,983,292)

Change in unrealized gain/(loss)
  on securities available for sale              --             --              --              --           (13,058)        (13,058)
                                        ------------   ------------    ------------    ------------    ------------    ------------

Balance at June 30, 1997                $ 24,997,908   $  7,953,520    $ (3,980,932)   $ (2,604,172)   $   (102,550)   $ 26,263,774
                                        ============   ============    ============    ============    ============    ============




------------------------------------------------------------------------------------------------------------------------------------

                                  (Continued)
                                                                              5.

                      MILTON FEDERAL FINANCIAL CORPORATION
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CONTINUED)
                    Nine months ended June 30, 1998 and 1997
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------


                                                                                                          Unrealized
                                                                                          Unearned        Gain/(Loss)
                                         Additional                                       Employee       on Securities
                                           Paid-In        Retained        Treasury      Benefit Plan       Available
                                           Capital        Earnings          Stock          Shares          for Sale         Total
                                           -------        --------          -----          ------          --------         -----

Balance at October 1, 1997              $ 25,017,419   $  7,975,535    $ (4,050,307)   $ (2,498,744)   $    (56,033)   $ 26,387,870

Net income for the period                       --        1,153,908            --              --              --         1,153,908

Cash dividends -
  $0.45 per share                               --         (993,581)           --              --              --          (993,581)

Commitment to release 15,699
  employee stock ownership
  plan shares                                 79,692           --              --           183,819            --           263,511

11,218 shares earned under
  recognition and retention
  plan                                          --             --              --           161,536            --           161,536

Purchase of treasury stock,
  68,000 shares at cost                         --             --        (1,056,064)           --              --        (1,056,064)

Change in unrealized gain/(loss)
  on securities available for sale              --             --              --              --           111,750         111,750
                                        ------------   ------------    ------------    ------------    ------------    ------------

Balance at June 30, 1998                $ 25,097,111   $  8,135,862    $ (5,106,371)   $ (2,153,389)   $     55,717    $ 26,028,930
                                        ============   ============    ============    ============    ============    ============

------------------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                      MILTON FEDERAL FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------


                                                                                            Nine Months Ended
                                                                                                 June 30,
                                                                                                 --------
                                                                                          1998              1997
                                                                                          ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                 $     1,153,908    $      1,033,647
     Adjustments to reconcile net income to net cash from
       operating activities
         Amortization of deferred loan origination fees                                (115,097)            (73,156)
         Amortization of premiums, accretion of discounts, net                           26,920              17,834
         Provision for loan losses                                                      194,000              73,000
         Depreciation                                                                   161,050             110,117
         Increase in cash value of life insurance                                       (49,736)            (51,628)
         Net realized gain on sale of available for sale securities                    (174,874)            (78,403)
         Net gain on sale of loans                                                     (225,312)           (118,281)
         Deferred gain on sale of real estate owned                                           -             (42,056)
         Federal Home Loan Bank stock dividends                                        (129,100)            (68,600)
         Compensation expense on ESOP shares                                            263,511             200,945
         Compensation expense on RRP shares                                             161,536             161,536
         Deferred tax expense                                                           (35,001)             22,000
         Change in accrued interest receivable and other assets                         140,446            (348,925)
         Change in income taxes payable                                                  73,683             347,000
         Change in accrued expenses and other liabilities                               185,039            (207,123)
                                                                                ---------------    -----------------
              Net cash from operating activities                                      1,630,973             977,907

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                                                            -          (4,500,000)
         Proceeds from maturities                                                     5,500,000           6,000,000
         Proceeds from sales                                                                  -           2,000,000
     Securities held to maturity
         Purchases                                                                   (1,000,000)         (3,256,975)
         Proceeds from maturities                                                     4,250,000                   -
     Mortgage-backed and related securities available for sale
         Purchases                                                                   (8,942,189)        (27,199,828)
         Proceeds from principal payments                                             3,353,882             576,912
         Proceeds from sales                                                          8,615,431          10,126,019
     Mortgage-backed and related securities held to maturity
         Purchases                                                                   (4,661,533)                  -
         Proceeds from principal payments                                             1,443,371           1,325,808
     Increase in loans, net                                                         (41,030,740)        (13,875,407)
     Proceeds from sale of loans                                                      8,434,138          10,377,554
     Premises and equipment expenditures                                               (108,328)           (809,171)
     Purchase Federal Home Loan Bank stock                                             (621,400)           (480,000)
     Proceeds from sale of real estate owned                                                  -              74,710
                                                                                ---------------    ----------------
     Net cash from investing activities                                             (24,767,368)        (19,640,378)




-------------------------------------------------------------------------------------------------------------------

                                   (Continued)


                      MILTON FEDERAL FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

--------------------------------------------------------------------------------------------------------------------


                                                                                         Nine Months Ended
                                                                                             March 31,
                                                                                             ---------
                                                                                       1998              1997
                                                                                       ----              ----

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposit accounts                                             $    10,151,440    $     10,128,994
     Net change in advance payments by borrowers for taxes
       and insurance                                                                    311,326             201,698
     Net change in short-term borrowings                                             (1,600,000)           (500,000)
     Proceeds from long-term debt                                                    52,320,000          17,875,000
     Principal payments on long-term debt                                           (35,957,441)         (1,237,638)
     Cash dividends paid                                                               (993,581)         (6,615,407)
     Purchase of treasury stock                                                      (1,056,064)         (1,983,292)
                                                                                ----------------   ----------------
         Net cash from financing activities                                          23,175,680          17,869,335
                                                                                ---------------    ----------------

Net change in cash and cash equivalents                                                  39,285            (793,116)

Cash and cash equivalents at beginning of period                                      5,633,119           1,301,009
                                                                                ---------------    ----------------

Cash and cash equivalents at end of period                                      $     5,672,404    $        507,893
                                                                                ===============    ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period for
         Interest                                                               $     7,554,904    $      5,776,633
         Income taxes                                                                   825,615             162,000



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

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Milton Federal Financial Corporation (the "Corporation") at June 30, 1998, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with financial statements, and notes thereto, of the Corporation for the fiscal year ended September 30, 1997, included in its 1997 annual report. Refer to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's 1997 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

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



--------------------------------------------------------------------------------

                                   (Continued)

                                                                              9.

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The weighted average number of shares outstanding for basic EPS was 2,063,372 and 2,074,763 for the three and nine months ended June 30, 1998. The weighted average number of shares outstanding for basic EPS was 2,098,374 and 2,126,935 for the three and nine months ended June 30, 1997. The weighted average number of shares outstanding for diluted EPS, which includes the effect of stock options granted and unearned RRP shares using the treasury stock method, was 2,101,843 and 2,112,862 for the three and nine months ended June 30, 1998. Similarly, the weighted average number of shares outstanding for diluted EPS was 2,099,448 and 2,135,182 for the three and nine months ended June 30, 1997. The dilutive effect of unearned RRP shares was to increase weighted average shares outstanding for basic EPS by 8,471 and 11,253 for the three and nine months ended June 30, 1998 and 3,884 for the nine months ended June 30, 1997. Unearned RRP shares did not have a dilutive effect on the weighted average shares outstanding for the three months ended June 30, 1997. The dilutive effect of stock options was to increase weighted average shares outstanding for basic EPS by 30,001 and 26,846 for the three and nine months ended June 30, 1998 and 1,074 and 4,363 for the three and nine months ended June 30, 1997. Unreleased employee stock ownership plan shares are not considered to be outstanding for determining the weighted average number of shares used in calculating both basic and diluted EPS. Unearned RRP shares are not considered to be outstanding shares for determining the weighted average number of shares used in calculating basic EPS.


NOTE 2 - SECURITIES

The amortized cost and fair values of securities are as follows:

                                            -------------------------------June 30, 1998---------------------------
                                                                      Gross           Gross            Estimated
                                                 Amortized         Unrealized      Unrealized            Fair
                                                   Cost               Gains          Losses              Value

SECURITIES AVAILABLE FOR SALE
     Equity securities                      $          15,000    $          -     $          -    $          15,000
                                            =================    ============     ============    =================

     Mortgage-backed and related
       securities
         FNMA certificates                  $       2,274,724    $     24,274     $          -    $       2,298,998
         GNMA certificates                          2,851,936           8,561           (1,115)           2,859,382
         FHLMC certificates                         2,446,129          28,273                -            2,474,402
         Collateralized mortgage
           obligations and REMICs                  37,518,601         203,439         (179,013)          37,543,027
                                            -----------------    ------------     ------------    -----------------
              Total mortgage-backed
                and related securities      $      45,091,390    $    264,547     $   (180,128)   $      45,175,809
                                            =================    ============     ============    =================

SECURITIES HELD TO MATURITY
     Mortgage-backed and related
       securities
         FNMA certificates                  $       4,577,801    $     31,312     $    (72,608)   $       4,536,505
         GNMA certificates                            642,404          35,151                -              677,555
         FHLMC certificates                         5,431,861          36,823          (76,499)           5,392,185
         Collateralized mortgage
           obligations and REMICs                   4,657,435          13,069                -            4,670,504
                                            -----------------    ------------     ------------    -----------------
              Total mortgage-backed
                and related securities      $      15,309,501    $    116,355     $   (149,107)   $      15,276,749
                                            =================    ============     ============    =================

-------------------------------------------------------------------------------------------------------------------

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

No securities available for sale were sold during the nine months ended June 30, 1998. During the nine months ended June 30, 1997, proceeds from the sales of securities available for sale were $2,000,000 with gross realized gains of $119 included in earnings.

During the nine months ended June 30, 1998, proceeds from the sales of mortgage-backed and related securities available for sale were $8,615,431 with gross realized gains of $174,874 included in earnings. During the nine months ended June 30, 1997, proceeds from the sales of mortgage-backed and related securities available for sale were $10,126,019 with gross realized gains of $78,284 included in earnings.



--------------------------------------------------------------------------------

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------




NOTE 3 - LOANS

Loans consisted of the following:
                                                                        June 30,           September 30,
                                                                          1998                 1997
                                                                          ----                 ----

         Residential real estate loans
              1-4 family (first mortgage)                            $    130,632,830    $     108,941,460
              Home equity (1-4 family second mortgage)                      4,049,460            4,051,527
              Multi-family                                                  2,269,201            1,456,604
         Nonresidential real estate loans                                   8,109,042            6,214,622
         Construction loans                                                14,266,834            9,399,848
                                                                     ----------------    -----------------
                 Total real estate loans                                  159,327,367          130,064,061
         Consumer loans
              Automobile                                                    3,388,879            2,305,331
              Loans on deposits                                               280,427              280,542
              Other consumer loans                                            309,701              246,543
                                                                     ----------------    -----------------
                  Total consumer loans                                      3,979,007            2,832,416
         Commercial loans                                                   2,224,222              574,819
                                                                     ----------------    -----------------
         Total loans                                                      165,530,596          133,471,296

         Less:
              Deferred loan fee income                                        601,266              536,713
              Loans in process                                              4,139,668            4,976,840
              Allowance for loan losses                                       651,110              562,202
                                                                     ----------------    -----------------

                  Net loans                                          $    160,138,552    $     127,395,541
                                                                     ================    =================

The Corporation has sold various loans to other financial intermediaries while retaining the servicing rights. Gains and losses on loan sales are recorded at the time of the sale. Loans sold for which the Corporation has retained servicing totaled $16,126,722 at June 30, 1998 and $9,843,149 at September 30, 1997. Capitalized mortgage servicing rights at June 30, 1998 were $195,605 and $109,473 at September 30, 1997. At June 30, 1998 the Corporation had approximately $2.3 million of fixed-rate, 1-4 family first mortgage loans, included above, which are classified as held for sale. These loans are recorded at the lower of cost or market in the aggregate. There were no loans classified as held for sale at September 30, 1997. Proceeds from the sale of loans during the nine months ended June 30, 1998 and 1997 were $8,434,138 and $10,377,554 with net realized gains of $118,281 and $225,312 included in earnings.

Activity in the allowance for losses on loans for the three- and nine-month periods ended June 30, 1998 and 1997 is as follows:

                                                            Three months ended             Nine months ended
                                                                 June 30,                        June 30
                                                                 --------                        -------
                                                          1998            1997             1998            1997
                                                          ----            ----             ----            ----

     Beginning balance                               $    540,807     $    528,202    $    562,202     $    487,202
     Provision for loan losses                            110,000           32,000         194,000           73,000
     Recoveries                                               303                -             303                -
     Charge-offs                                                -                -        (105,395)               -
                                                     ------------     ------------    -------------    ------------

     Ending balance                                  $    651,110     $    560,202    $    651,110     $    560,202
                                                     ============     ============    ============     ============

As of and for the three and nine months ended June 30, 1998 and 1997, no loans were considered impaired within the scope of SFAS No. 114.



--------------------------------------------------------------------------------

                                   (Contined)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 4 - BORROWED FUNDS

At June 30, 1998, the Bank had a cash management line of credit enabling it to borrow up to $10,800,000 from the Federal Home Loan Bank (FHLB) of Cincinnati. The line of credit must be renewed on an annual basis. The next renewal date is April 16, 1999. No borrowings were outstanding on this line of credit at June 30, 1998. Borrowings outstanding on this line of credit totaled $1,600,000, with an interest rate of 5.90%, at September 30, 1997. Additionally, as a member of the FHLB system, the Bank has the ability to obtain additional borrowings up to a total of $58,438,000, including the line of credit. Accordingly, the Bank had variable-rate borrowings totaling $41,480,000 at June 30, 1998 and $32,805,000 at September 30, 1997. The interest rates on the borrowings adjust monthly. The interest rates on the borrowings ranged from 5.12% to 5.65% at June 30, 1998 and 5.61% to 6.20% at September 30, 1997. The Bank also had fixed-rate borrowings totaling $12,852,465 at June 30, 1998 and $5,164,906 at September 30, 1997. The
interest rates on these borrowings ranged 5.80% to 6.42% at June 30, 1998 and September 30, 1997. Advances under the borrowing agreement are collateralized by a blanket pledge of the Bank's residential mortgage loan portfolio and FHLB stock.

At June 30, 1998, required annual principal payments are as follows:

                   Period ending June 30:
                            1999                                $     2,926,588
                            2000                                      1,014,545
                            2001                                      9,309,083
                            2002                                      2,824,984
                            2003                                      1,658,098
                         Thereafter                                  36,599,167
                                                                ---------------
                                                                $    54,332,465
                                                                ===============


NOTE 5 - COMMITMENTS, OFF-BALANCE -SHEET RISK AND CONTINGENCIES

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

As of June 30, 1998 and September 30, 1997, the Corporation had commitments to make fixed-rate loans at current market rates totaling $4,021,000 and $1,780,000 while commitments to make variable-rate loans at current market rates were $401,000 and $75,000. Loan commitments are generally for 30 days. The interest rate on fixed-rate commitments ranged from 6.50% to 9.00% at June 30, 1998 and from 6.25% to 9.25% at September 30, 1997. As of June 30, 1998 and September 30, 1997, the Corporation had $5,134,000 and $3,617,000 in unused variable-rate home equity lines of credit. During fiscal 1997, the Corporation began offering commercial-purpose line-of-credit loans. At June 30, 1998 and September 30, 1997, unused commercial lines of credit totaled $803,000 and $239,000.

Standby letters of credit are conditional commitments to guarantee a customer's performance to a third party. At June 30, 1998 and September 30, 1997, the Corporation had standby letter-of-credit commitments totaling $86,000 and $301,000.

The Corporation is committed to participate with another financial institution in a 15-year, balloon $300,000 loan secured by multifamily residential real estate. The Corporation's maintains a 90% interest in the loan. Under the agreement, the other institution funded the loan with FHLB advances, and the Corporation will be required to disburse cash only if the FHLB requires the other financial institution to prepay the advance.

At June 30, 1998 and September 30, 1997, compensating balances of $542,000 and $352,000 were required as deposits with the FHLB. The balances do not earn interest.

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


NOTE 6 - STOCK OPTION PLAN

On March 20, 1995, the Stock Option Committee of the Board of Directors granted options to purchase 238,545 shares of common stock, at an exercise price of $13.69 to certain officers and directors of the Bank and the Corporation. One-fifth of the options awarded become exercisable on each of the first five anniversaries of the date of grant. The option period expires 10 years from the date of grant. At June 30, 1998 and September 30, 1997, options to purchase 143,127 and 95,418 shares were exercisable. No options were exercised during the three- and nine-month periods ended June 30, 1998 and 1997. In addition, there are 19,342 shares of authorized but unissued common stock reserved for which no options have been granted.



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

The Corporation accounts for its ESOP in accordance with Statement of Position ("SOP") 93-6. Accordingly, shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. As shares are released from collateral, the Corporation reports compensation expense equal to the current market price of the shares, and shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $88,127 and $263,511 for the three and nine months ended June 30, 1998. ESOP compensation expense was $66,550 and $200,945 for the three and nine months ended June 30, 1997. The ESOP shares as of June 30, 1998 and September 30, 1997 were as follows:

                                                                       June 30,             September 30,
                                                                         1998                   1997
                                                                         ----                   ----

              Allocated shares                                               69,991                 38,248
              Shares released for allocation                                 15,699                 19,124
              Unreleased shares                                             105,550                133,868
                                                                     --------------         --------------
                  Total ESOP shares                                         191,240                191,240
                                                                     ==============         ==============

              Fair value of unreleased shares                        $    1,583,250         $    2,041,487
                                                                     ==============         ==============

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

In October 1995, the RRP Committee of the Board of Directors awarded 74,784 shares to certain directors and officers of the Bank and the Corporation. No shares had been previously awarded. One-fifth of such shares will be earned and nonforfeitable on each of the first five anniversaries of the date of the awards. In case of the death or disability of a participant, however, the participant's shares will be deemed earned and nonforfeitable upon such date. As of June 30, 1998 and September 30, 1997, 29,914 and 14,957 shares, have been earned and distributed. There were 28,371 shares at June 30, 1998 and September 30, 1997, reserved for future awards. Compensation expense, which is based on the cost of the shares, totaled $53,845 and $161,536 for the three- and nine-month periods ended June 30, 1998 and 1997.





--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------




Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
          and Results of Operations
          -------------------------

The following discusses the financial condition of the Corporation as of June 30, 1998, as compared to September 30, 1997, and the results of operations for the three- and nine-month periods ended June 30, 1998, compared with the same periods in 1997. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

See Exhibit 99, Safe Harbor Under the Private Securities Litigation Reform Act of 1995, included in this document.

ANALYSIS OF FINANCIAL CONDITION

The Corporation's assets totaled $235.1 million at June 30, 1998, an increase of $25.1 million, or 12.0%, from $210.0 million at September 30, 1997. The growth in assets was primarily in loans. Such growth was funded by the use of proceeds provided from maturities of securities and mortgage-backed and related securities, increased deposits and borrowed funds.

Total securities and FHLB stock decreased $7.5 million from $70.8 million at September 30, 1997 to $63.3 million at June 30, 1998. The decrease was due to $14.5 million in maturities and principal repayments combined with $8.4 million in sales of mortgage-backed and related securities available for sale. The sales were primarily made for interest rate risk strategy purposes. The decline was partly offset by $15.2 million in purchases as the majority of the proceeds from the aforementioned maturities, principal repayments and sales were reinvested in mortgage-backed and related securities while the remaining proceeds provided additional funds for loan growth. Mortgage-backed and related securities include Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA") and Federal National Mortgage Association ("FNMA") participation certificates


--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------




and collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits ("REMICs"). The majority of securities are classified as available for sale to provide the Corporation with the flexibility to move funds into loans as demand warrants. The mortgage-backed and related securities also provide the Corporation with a constant cash flow stream from principal repayments.

Net loans increased from $127.4 million at September 30, 1997 to $160.1 million at June 30, 1998. The growth in loans was primarily in 1-4 family first mortgage loans despite the sale of $8.2 million of such loans during the period. The loans were sold as a means to manage interest rate risk by reducing the Corporation's investment in various lower-yielding or longer-term fixed rate loans. The Corporation retained the right to service the loans for a fixed spread to provide an additional source of fee income. Despite the sale, 1-4 family first mortgage loans increased $21.7 million, or19.9%, from $108.9 million at September 30, 1997 to $130.6 million at June 30, 1998. Construction loans and nonresidential real estate loans increased from $9.4 million and $6.2 million at September 30, 1997 to $14.3 million and $8.1 million at June 30, 1998. Changes in other types of real estate loans were not significant. As interest rates have decreased slightly since September 30, 1997, the growth in 1-4 family first mortgages is primarily the result of customers refinancing their higher-rate loans from the Corporation's competitors. In addition to growth spurred by refinancings, the continued growth in total real estate loans is also related to growth in the Corporation's market area, as the Corporation has not changed its philosophy regarding pricing or underwriting standards during the period.

At June 30, 1998, the Corporation had $2.3 million in loans classified as held for sale. There were no loans classified as held for sale at September 30, 1997. Held for sale loans at June 30, 1998 are included in the total for 1-4 family first mortgage loans discussed above.

The Corporation's consumer loan portfolio increased $1.1 million between September 30, 1997 and June 30, 1998. Despite the increase, consumer loans remain a small portion of the entire loan portfolio and represented 2.4% and 2.1% of total loans at June 30, 1998 and September 30, 1997.

During the third quarter of fiscal 1997, the Corporation began originating commercial-purpose business loans secured by collateral other than real estate. Commercial loans totaled $2.2 million at June 30, 1998 and $575,000 at September 30, 1997, and were not a significant part of the overall loan portfolio.

Total deposits increased $10.2 million, or 7.1%, from $142.8 million at September 30, 1997 to $153.0 million at June 30, 1998. The Corporation experienced slight changes in passbook savings and money market accounts, while negotiable order of withdrawal ("NOW") accounts increased $2.2 million, or 25.1%. Certificates of deposit increased $7.2 million, or 6.6%, and were the primary reason for the overall deposit growth. This growth was due to normal operating procedures as the Corporation has not used special promotions to attract increased volume. Despite the increase in volume, the certificate of deposit portfolio, as a percent of total deposits, decreased slightly from 77.4% at September 30, 1997 to 77.0% at June 30, 1998. All certificates of deposit held at the Bank mature in less than five years.

Borrowed funds increased $14.7 million from $39.6 million at September 30, 1997 to $54.3 million at June 30, 1998. The net increase in new, long-term advances of $52.3 million was partly offset by principal repayments of $36.0 million and a net decrease of $1,600,000 in short-term advances under the Bank's cash management line of credit. The majority of borrowed funds are invested in mortgage-backed and related securities to leverage the Bank's excess capital and to provide liquidity for future loan growth.


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

The Corporation's net income of $449,000 and $1,154,000 for the three and nine months ended June 30, 1998 represented a $93,000 and $120,000 increase from $356,000 and $1,034,000 in net income for the three and nine months ended June 30, 1997. Similarly, basic and diluted earnings per common share increased by $.05 and $.04 for the three months ended June 30, 1998, compared to the same period in 1997. Both basic and diluted earnings per common share increased by $.07 for the nine months ended June 30, 1998, compared to the same period in 1997. The increase in net income for the comparable three month periods was due to the gain on the sale of loans realized during the three months ended June 30, 1998. The increase in net income for the comparable nine month periods was due to an increase in net interest income combined with increased gains on the sale of securities and loans partly offset by an increase in noninterest expense.

Net interest income is the largest component of the Corporation's income and is affected by the interest rate environment and volume and composition of interest-earning assets and interest-bearing liabilities.

Historically, the Corporation had only fixed-rate loans in its loan portfolio. Consequently, in periods of rising interest rates, the Corporation's net interest spread is negatively affected because the interest rate paid on deposits increases faster than the rates earned on loans. As a part of an overall strategy to manage interest rate risk, management began to originate variable-rate mortgage loans in the latter quarters of fiscal 1995. As of June 30, 1998, the Corporation had approximately $20.2 million in variable-rate mortgage loans, compared to $7.3 million at September 30, 1997. Additionally, most of the Corporation's mortgage-backed and related securities portfolio is scheduled to reprice on at least an annual basis.

Net interest income of the Corporation increased by $69,000 and $213,000 for the three and nine months ended June 30, 1998, compared to the same periods in 1997, despite minimal change in the ratio of average interest-earning assets to average interest-bearing liabilities over the comparable periods. The increase resulted as the Corporation had a larger proportion of funds invested in higher-yielding loans opposed to securities, overnight deposits and interest-bearing deposits in other financial institutions, during the three and nine months ended June 30, 1998, compared to the three and nine months ended June 30, 1997. The increase in interest income from the redistribution of investments was partly offset by the increased interest expense resulting from a higher cost of funds. The cost of funds increased due to an increase in the average level of borrowings and certificates of deposit.

--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Interest and fees on loans totaled $3,141,000 and $8,708,000 for the three and nine months ended June 30, 1998, compared to $2,387,000 and $7,029,000 for the three and nine months ended June 30, 1997. Such increase in interest income was due to higher average loan balances related to the origination of new 1-4 family first mortgage, construction, nonresidential real estate and commercial loans.

Interest on mortgage-backed and related securities totaled $947,000 and $2,956,000 for the three and nine months ended June 30, 1998, compared to $959,000 and $7,029,000 for the three and nine months ended June 30, 1997. The increase over the nine month period was primarily due to an increase in the volume of mortgage-backed and related securities, combined with a slight increase in yield on mortgage-backed and related securities, compared to the prior period. Several mortgage-backed and related securities have repriced to higher yield levels as compared to the prior year. The adjustable-rate feature of these securities helps mitigate the Corporation's exposure to upward interest rate movement due to its mostly fixed-rate loan portfolio.

Interest on securities totaled $10,000 and $230,000 for the three and nine months ended June 30, 1998, compared to $140,000 and $367,000 for the comparable periods in 1997. This decline from 1997 levels is the result of lower average balances of securities as proceeds from maturities were reinvested in other types of investments. Other interest income, including dividend income, totaled $59,000 and $168,000 for the three and nine months ended June 30, 1998, compared to $30,000 and $127,000 for the comparable periods in 1997. The increase was the result of higher average balances on FHLB stock.

Interest on deposits totaled $1,932,000 and $5,630,000 for the three and nine months ended June 30, 1998, and $1,687,000 and $4,952,000 for the three and nine months ended June 30, 1997. This increase resulted from increased average deposit balances combined with an overall increase in the average cost of deposits over the comparable periods.

Interest on borrowed funds totaled $725,000 and $2,018,000 for the three and nine months ended June 30, 1998, compared to $398,000 and $888,000 for the comparable periods in 1997. The increase is the result of higher average balances of borrowed funds during the three and nine months ended June 30, 1998. The Corporation has incorporated a strategy to leverage excess capital by borrowing long-term, variable-rate funds from the FHLB to purchase similar-maturity, variable-rate mortgage-backed securities to capitalize on the yield spread. From time to time, the Corporation has borrowed additional variable-rate funds for similar purposes as well as to provide funding for loan growth. The Corporation has also borrowed fixed-rate funds to provide for long-term liquidity needs. As opportunities arise to leverage the Corporation's excess capital, the Corporation may make additional borrowings to fund loan demand and mortgage-backed and related security purchases.

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

--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


Other than $106,000 in charge-offs during the nine months ended June 30, 1998, the Corporation has not experienced any significant charge-offs for the past several years. The majority of these charge-offs was related to a single loan relationship for which the Corporation maintained a one hundred percent specific valuation allowance. The Corporation's low historical charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a down payment of 20% of the lower of sales price or appraised value of 1-4 family residential real estate loans, established income information and defined ratios of debt to income. Loans secured by real estate make up 96.3% of the Corporation's loan portfolio, and loans secured by first mortgages on 1-4 family residential real estate constituted 79.0% of total loans at June 30, 1998. Notwithstanding the historically low level of charge-offs, management believes it is prudent to continue increasing the allowance for loan losses as total loans increase. Accordingly, management anticipates it will continue its provisions to the allowance for loan losses at current levels for the near future, providing volume of nonperforming loans remains insignificant.

Noninterest income totaled $311,000 and $644,000 for the three and nine months ended June 30, 1998 and $103,000 and $380,000 for the three and nine months ended June 30, 1997. The increase in noninterest income for the comparable three month periods was due to the gain on the sale of loans realized during the three months ended June 30, 1998. The increase in noninterest income for the comparable nine month periods was due to increased gains realized on sales of available-for-sale securities, increased gains realized on sales of loans, and an increase in service charges and other fees. The loan and securities sales during the three and nine months ended June 30, 1998 and 1997 were primarily made for interest rate risk strategy purposes. The increase in service charges and other fees is due to growth in the Corporation's customer and deposit base. Other changes in noninterest income for the three- and nine-month periods were insignificant.

Noninterest expense totaled $1,014,000 and $3,099,000 for the three and nine months ended June 30, 1998, compared to $962,000 and $2,943,000 for the three and nine months ended June 30, 1997. The increases were primarily the result of increases in occupancy expense and salaries and employee benefits. Occupancy expense increased $25,000 and $65,000 over the comparable periods as a result of the new branch office in Brookville, Ohio, which opened during the latter part of fiscal 1997. Salaries and employee benefits increased $20,000 and $139,000 over the comparable periods due to annual merit increases and increased staffing for the new branch office. Federal deposit insurance premiums decreased $33,000 for the comparable nine month periods due to a reduction of assessed premiums which began in January 1997 as a result of legislation which fully capitalized the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). The SAIF was below the level required by law because a significant portion of assessments paid into the SAIF by thrifts, like the Bank, were used to pay the cost of prior thrift failures. The legislation called for a one-time assessment of $.657 per $100 of SAIF insured deposits held as of March 31, 1995. Because of the recapitalization of the SAIF, the disparity between bank and thrift insurance assessments was reduced. Thrifts had been paying assessments of $.23 per $100 of deposits, which, for most thrifts, was reduced to $.064 per $100 in deposits in January 1997 and is expected to be $.024 per $100 in deposits no later than January 2000. Other changes in noninterest expense were insignificant.

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

In August 1996, legislation was enacted repealing the reserve method of accounting used by many thrifts to calculate their bad debt reserve for federal income tax purposes. Therefore, small thrifts such as the Bank must recapture the portion of reserve exceeding the amount that could have been taken under the experience method for tax years beginning after December 31, 1987. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. At June 30, 1998, the Bank had approximately $1.1 million in bad debt reserves subject to recapture for federal income tax purposes. The deferred tax liability related to the recapture has been previously established. As such, the recapture will not impact the Bank's or the Corporation's net income.

The volatility of income tax expense is primarily attributable to the change in net income before income taxes. Income tax expense totaled $238,000 and $612,000, or an effective rate of 34.6% and 34.7%, for the three and nine months ended June 30, 1998, compared to $183,000 and $531,000, or an effective rate of 33.9% for both periods in 1997.


LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash equivalents, is a result of operating, investing and financing activities. These activities are summarized below for the nine months ended June 30, 1998 and 1997.

                                                                                      Nine months ended
                                                                                          June 30,
                                                                                          --------
                                                                                    1998           1997
                                                                                    ----           ----
                                                                                        (In thousands)
         Net income                                                             $    1,154     $     1,034
         Adjustments to reconcile net income to net cash from
           operating activities                                                        477             (56)
                                                                                ----------     -----------
         Net cash from operating activities                                          1,631             978
         Net cash from investing activities                                        (24,767)        (19,640)
         Net cash from financing activities                                         23,175          17,869
                                                                                ----------     -----------
         Net change in cash and cash equivalents                                        39            (793)
         Cash and cash equivalents at beginning of period                            5,633           1,301
                                                                                ----------     -----------
         Cash and cash equivalents at end of period                             $    5,672     $       508
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

Office of Thrift Supervision ("OTS") regulations presently require the Corporation to maintain an average daily balance of investments in United States Treasury, federal agency obligations and other investments in an amount equal to 4% of the sum of the Corporation's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds on which the Corporation may rely, if necessary, to fund deposit withdrawals or other short-term funding needs. At June 30, 1998, the Corporation's regulatory liquidity was 39.9%. At such date, the Corporation had commitments to originate fixed-rate loans totaling $4.0 million and variable rate loans totaling $401,000. Although $2.3 million in loans were held for sale at June 30, 1998, the Corporation had no commitments to purchase or sell loans. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. See Note 5 of the Notes to Consolidated Financial Statements.

The Bank is subject to various regulatory capital requirements administered by federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material affect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by regulators about the Bank's components, risk weightings and other factors. At June 30, 1998 and September 30, 1997, management believes the Bank complies with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios, the Bank is considered well capitalized under the Federal Deposit Insurance Act at June 30, 1998 and September 30, 1997. Management is not aware of any matters subsequent to June 30, 1998 that would cause the Bank's capital category to change.

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




--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

At June 30, 1998 and September 30, 1997, the Bank's actual capital levels (in thousands) and minimum required levels were:

                                                                                                 Minimum
                                                                                             Required To Be
                                                               Minimum Required             Well Capitalized
                                                                  For Capital            Under Prompt Corrective
                                             Actual            Adequacy Purposes           Action Regulations
                                  Amount         Ratio      Amount         Ratio         Amount          Ratio
                                  ------         -----      ------         -----         ------          -----

June 30, 1998
Total capital (to risk
  weighted assets)            $   23,516         20.3%    $  9,257          8.0%     $   11,572          10.0%
Tier 1 (core) capital to
  risk-weighted assets)           22,908         19.8        4,629          4.0           6,943           6.0
Tier 1 (core) capital to
  adjusted total assets)          22,908          9.8        9,348          4.0          11,686           5.0
Tangible capital (to
  adjusted total assets)          22,908          9.8        3,506          1.5             N/A

September 30, 1997
Total capital (to risk
  weighted assets)            $   21,799         22.8%    $  7,637          8.0%     $    9,547          10.0%
Tier 1 (core) capital to
  risk-weighted assets)           21,385         22.4        3,819          4.0           5,728           6.0
Tier 1 (core) capital to
  adjusted total                  21,385         10.3        6,206          3.0          10,344           5.0
Tangible capital (to
  adjusted total assets)          21,385         10.3        3,103          1.5             N/A

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


IMPACT OF NEW ACCOUNTING STANDARDS

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS ("SFAS") NO. 130, "REPORTING COMPREHENSIVE INCOME" - SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and loses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 will be effective in fiscal 1999 and is not expected to have a significant impact on the Corporation's financial statements.

SFAS NO. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" - SFAS 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about an enterprise's reportable operating segments which is based on reporting information the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements. SFAS 131 also requires selected information to be reported in interim financial statements. SFAS 131 will be effective in fiscal 1999 and is not expected to have a significant impact on the Corporation's financial statements.

SFAS NO. 132, "EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS" - SFAS 132 amends the disclosure requirements of previous pension and other postretirement benefit accounting standards by requiring additional disclosures about such plans as well as eliminating some disclosures no longer considered useful. SFAS 132 also allows greater aggregation of disclosures for employers with multiple defined benefit plans. Non-public companies are subject to reduced disclosure requirements, however, such entities may elect to follow the full disclosure requirements of SFAS 132. SFAS 132 will be effective in fiscal 1999 and is not expected to have a significant impact on the Corporation's financial statements.


--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


SFAS NO. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" - SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving off-setting changes in fair value or cash flows. SFAS 133 does not allow hedging of a security which is classified as held to maturity, accordingly, upon adoption of SFAS 133, companies may reclassify any security from held to maturity to available for sale if they wish to be able to hedge the security in the future. SFAS 133 is effective for fiscal years beginning after June 15, 1999 with early adoption encouraged for any fiscal quarter beginning July 1, 1998 or later, with no retroactive application. Management does not expect the adoption SFAS 133 to have a significant impact on the Corporation's financial statements.


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

As the Corporation's loan portfolio is primarily made up of fixed-rate loans, the Corporation is particularly sensitive to periods of rising interest rates In such periods, the Corporation's net interest spread is negatively affected because the interest rate paid on deposits increases faster than the rates earned on loans. Management is continuing to originate variable-rate mortgage loans as the primary means to manage this risk. Variable-rate loans increased from $7.3 million at September 30, 1997 to $20.2 million at June 30, 1998. In addition, management has increased consumer lending although it still remains a small percentage of the overall loan portfolio. Consumer loans typically have a significantly shorter weighted average maturity and offer less exposure to interest rate risk. During fiscal 1997, the Corporation sold a pool of fixed-rate mortgage loans and invested the funds in shorter-term fixed-rate loans, adjustable-rate loans and adjustable-rate mortgage-backed and related securities which have less exposure to interest rate risk. As the Corporation, through the Bank, is an authorized seller/servicer for the FHLMC, all of its loans are originated in accordance with secondary market guidelines. As such, the Corporation has the ability to sell additional pools of fixed-rate loans in the future should the need exist. At June 30, 1998, $2.3 million of 1-4 family, fixed-rate loans were classified as held for sale, however, the Corporation had no commitments to sell such loans.

Lastly, as part of its effort to monitor and manage interest rate risk, the Bank uses the "net portfolio value" ("NPV") methodology adopted by the OTS as part of its capital regulations. Presented in the Corporation's 1997 annual report, as of September 30, 1997, is an analysis of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates. Also presented are policy limits set by the Board of Directors of the Bank as to the maximum change in NPV that the Board of Directors deems advisable in the event of various changes in interest rates. Such limits are established with consideration of the dollar impact of various rate changes and the Bank's strong capital position. Management believes that no events have occurred since September 30, 1997 which would significantly change the Bank's NPV at June 30, 1998 under each of the assumed shifts of 100 basis points in market interest rates.

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

Item 2.    Changes in Securities
           ---------------------
           None

Item 3.    Defaults Upon Senior Securities
           -------------------------------
           None

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
           None

Item 5.    Other Information
           -----------------
           None

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------
           (a)   Exhibit No. 27:  Financial Data Schedule.
           (b) Exhibit No. 99: Safe Harbor Under the Private Securities Litigation Reform Act of 1995.
           (c) No current reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1998.




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




Date:    August 7, 1998                          /s/  Glenn E. Aidt
     ---------------------------------           -----------------------------
                                                 Glenn E. Aidt
                                                 President





Date:    August 7, 1998                          /s/  Thomas P. Eyer
     ---------------------------------           -----------------------------
                                                 Thomas P. Eyer
                                                 Chief Financial Officer





--------------------------------------------------------------------------------

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER     DESCRIPTION                                               PAGE NUMBER
------     -----------                                               -----------


  27       Financial Data Schedule                                        31

  99       Safe Harbor Under the Private Securities Litigation
           Reform Act of 1995                                             33










--------------------------------------------------------------------------------