Form 10-K405
period 1998-09-30
MILTON FEDERAL FINANCIAL CORP
filed 1998-12-28
CIK 925722

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 1998
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to___________________

     Commission File Number:    0-24834
                                -------

                      MILTON FEDERAL FINANCIAL CORPORATION
             -------------------------------------------------------
                (Name of registrant as specified in its charter)

                  Ohio                                          31-1412064
         ---------------------                           ----------------------
      (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                     Identification Number)

                     25 Lowry Drive, West Milton, Ohio 45383
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                  Registrant's telephone number: (937) 698-4168
                                                 --------------

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None
                 ----------------------------------------------

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                        Common Shares, without par value
                 ----------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Based upon the last sale price provided by The NASDAQ Stock Market, the aggregate market value of the voting stock held by nonaffiliates of the issuer on November 30, 1998, was $31,265,616.

2,213,495 of the issuer's common shares were issued and outstanding on November 30, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following sections of the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders of Milton Federal Financial Corporation are incorporated by reference into Part III of this Form 10-K:

1.    Board of Directors;

2.    Executive Officers;

3.    Compensation of Executive Officers and Directors;

4.    Voting Securities and Ownership of Certain Beneficial Owners and
      Management;

5.    Certain Transactions with Milton Federal Financial Corporation

                                     PART I

ITEM 1.  BUSINESS

Milton Federal Financial Corporation, an Ohio corporation (the "Corporation"), is a unitary savings and loan holding company which owns all of the issued and outstanding common shares of Milton Federal Savings Bank (the "Bank"), a federal savings bank chartered under the laws of the United States. On October 6, 1994, the Corporation acquired all of the common shares issued by the Bank upon its conversion from a mutual savings and loan association to a stock savings bank (the "Conversion"). Prior to the Conversion, the Bank's name was Milton Federal Savings and Loan Association.


GENERAL

The Bank is principally engaged in the business of making permanent first mortgage loans secured by 1-4 family residential real estate located in the Bank's designated lending area. The Bank also originates loans for the construction of 1-4 family residential real estate and loans secured by multifamily real estate (over four units) and nonresidential real estate. The origination of consumer loans, including unsecured loans and loans secured by deposits, automobiles, recreational vehicles and boats, and home improvement and commercial loans constitutes a small portion of the Bank's lending activities. Loan funds are obtained primarily from savings deposits, which are insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC"), borrowings from the Federal Home Loan Bank (the "FHLB"), and loan and security repayments. In addition to originating loans, the Bank invests in U.S. Government and agency obligations, interest-bearing deposits in other financial institutions, mortgage-backed securities which include collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits ("REMICs").

The Bank conducts business from its main office in West Milton, Ohio, and from its full-service branch offices located in Englewood, Brookville and Tipp City, Ohio. The Bank's designated lending area consists of portions of Miami, Montgomery and Darke Counties, Ohio. The Bank's primary market area for savings deposits consists of Miami and Montgomery Counties and all contiguous counties.

As a savings and loan holding company, the Corporation is subject to regulation, supervision and examination by the Office of Thrift Supervision of the United States Department of the Treasury (the "OTS"). As a savings bank chartered under the laws of the United States, the Bank is subject to regulation, supervision and examination by the OTS and the FDIC. Deposits in the Bank are insured up to applicable limits by the FDIC. The Bank is also a member of the FHLB of Cincinnati.

Other than investing excess funds from the Conversion in securities, the Corporation's activities have been limited primarily to holding the common stock of the Bank since acquiring such common stock in connection with the Conversion. Consequently, the following discussion focuses primarily on the business of the Bank.

FORWARD LOOKING STATEMENTS. When used in this Form 10-K, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projected," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Bank's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Bank's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors listed above could affect the Corporation's financial performance and could cause the Corporation's actual results for future periods to differ materially from any statements expressed with respect to future periods.

The Corporation does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


LENDING ACTIVITIES

GENERAL. The Bank's primary lending activity is the origination of conventional mortgage loans secured by 1-4 family residential real estate located in the Bank's designated lending area. Loans for the construction of 1-4 family homes and mortgage loans on multifamily properties containing five units or more and nonresidential properties are also offered by the Bank. The Bank does not originate loans insured by the Federal Housing Authority or loans guaranteed by the Veterans Administration. In addition to mortgage lending, the Bank originates consumer loans including some unsecured and some secured by deposits, automobiles, boats and recreational vehicles, as well as, commercial loans.

LOAN PORTFOLIO COMPOSITION. The following table presents certain information with respect to the composition of the Bank's loan portfolio at the dates indicated:

                                                                                At September 30,
                                     ----------------------------------------------------------------------------------------------
                                             1998                 1997              1996              1995              1994
                                     ------------------- ------------------- ------------------- ----------------- ----------------
                                                Percent             Percent             Percent            Percent         Percent
                                               of Total            of Total            of Total           of Total        of Total
                                     Amount      Loans    Amount     Loans   Amount      Loans   Amount    Loans   Amount    Loans
                                     ------      -----    ------     -----   ------      -----   ------    -----   ------    -----
                                                                           (Dollars in thousands)

Residential real estate loans:
    1-4 family (first mortgage)      $138,515     78.03% $108,941    81.62% $102,393     83.02% $ 88,899    84.45% $80,894   86.36%
    Home equity (1-4 family
      second mortgage)                  4,244      2.39     4,051     3.04     2,929      2.38     1,129     1.07      959    1.02
    Multifamily                         2,670      1.50     1,457     1.09     2,249      1.82     1,986     1.89    2,153    2.30
    Nonresidential real estate loans    8,805      4.96     6,215     4.66     4,425      3.59     4,750     4.51    4,026    4.29
    Construction loans                 16,413      9.25     9,400     7.04     9,083      7.36     6,353     6.04    4,030    4.30
                                     --------   -------  --------   ------  --------    ------  --------   ------  -------  ------
       Total real estate loans        170,647     96.13   130,064    97.45   121,079     98.17   103,117    97.96   92,152   98.27

Consumer loans:
    Automobile loans                    3,480      1.96     2,305     1.73     1,929      1.56     1,847     1.75    1,356    1.44
    Loans on deposits                     291       .16       281     0.21       199      0.16       193     0.18      190    0.20
    Other consumer loans                  344       .20       246     0.18       130      0.11       115     0.11       81    0.09
                                     --------   -------  --------   ------  --------    ------  --------   ------  -------  ------
       Total consumer loans             4,115      2.32     2,832     2.12     2,258      1.83     2,155     2.04    1,627    1.73

Commercial loans                        2,753      1.55       575     0.43        --        --        --       --       --      --
                                     --------   -------  --------   ------  --------    ------  --------   ------  -------  ------

Total loans                           177,515    100.00%  133,471   100.00%  123,337    100.00%  105,272   100.00%  93,779  100.00%
                                     --------   =======  --------   ======  --------    ======  --------   ======  ------- =======
Less:
Net deferred loan fees                   (605)               (536)              (627)               (647)             (647)
Loans in process                       (4,888)             (4,977)            (5,474)             (3,534)           (1,617)
Allowance for loan losses                (676)               (562)              (487)               (333)             (269)
                                     --------            --------           --------            --------           --------

    Net loans                        $171,346            $127,396           $116,749            $100,758           $91,246
                                     ========            ========           ========            ========           =======

LOAN MATURITY SCHEDULE. The following table sets forth certain information as of September 30, 1998, regarding the dollar amount of loans, excluding residential real estate loans, home equity loans and consumer loans, maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                                                                 ---------------------Maturing ------------------
                                                                   One Year    One Through   After Five
                                                                    or Less    Five Years       Years        Total
                                                                    -------    ----------       -----        -----
                                                                                   (In thousands)

           Nonresidential real estate loans                      $      962   $      828    $   7,015    $    8,805
           Real estate construction                                      --        1,506       14,907        16,413
           Commercial loans                                           1,719          396          638         2,753
                                                                 ----------   ----------    ---------    ----------

                Total                                            $    2,681   $    2,730    $  22,560    $   27,971
                                                                 ==========   ==========    =========    ==========

The following table sets forth at September 30, 1998, the dollar amount of all loans before net items, due after one year from September 30, 1998, which have predetermined interest rates and floating or variable interest rates:

                                                                                                  Floating or
                                                                             Predetermined         Variable
                                                                                 Rates               Rates
                                                                                 -----               -----
                                                                                     (In thousands)

         Nonresidential real estate loans                                   $      7,451       $       392
         Construction loans                                                       11,325             5,088
         Commercial loans                                                            861               173
                                                                            ------------       -----------
              Total loans                                                   $     19,637       $     5,653
                                                                            ============       ===========

1-4 FAMILY RESIDENTIAL REAL ESTATE LOANS. The primary lending activity of the Bank has been the origination of permanent conventional loans secured by 1-4 family residences, primarily single-family residences, located within the Bank's designated lending area. The Bank also originates loans for the construction of 1-4 family residences and home equity loans secured by second mortgages on 1-4 family residential real estate. Each of such loans is secured by a mortgage on the underlying real estate and improvements thereon, if any.

OTS regulations limit the amount which the Bank may lend in relationship to the appraised value of the real estate and improvements at the time of loan origination. In accordance with such regulations, the Bank makes fixed-rate loans on 1-4 family residences up to 95% of the value of the real estate and improvements (the "Loan-to-Value Ratio" or "LTV"). The Bank requires private mortgage insurance for such loans in excess of 90% of the value of the real estate securing such loans. Residential real estate loans are offered by the Bank for terms of up to 30 years.

While the majority of the Bank's loans have fixed rates of interest, the Bank began originating adjustable rate mortgage loans ("ARMs") in fiscal year 1995. ARMs are offered by the Bank for terms of up to 30 years. The interest rate adjustment periods on the ARMs are either one year, three years or five years. The interest rate adjustments on ARMs presently originated by the Bank are tied to changes in the weekly average yield on the one-, three- and five-year U.S. Treasury constant maturities index. Rate adjustments are computed by adding a stated margin, typically 3%, to the index. The maximum allowable adjustment at each adjustment date is usually 2% with a maximum adjustment of 6% over the term of the loan. The initial rate is dependent, in part, on how often the rate can be adjusted. The Bank originates ARMs which have initial interest rates lower than the sum of the index plus the margin. Such loans are subject to increased risk of delinquency or default due to increasing monthly payments as the interest rates on such loans increase to the fully-indexed level, although such increase is considered in the Bank's underwriting of such loans.

The aggregate amount of the Bank's 1-4 family residential real estate loans equaled approximately $138.5 million at September 30, 1998, and represented 78.0% of loans at such date. At such date, loans secured by 1-4 family residential real estate with outstanding balances of $727,000, or 0.5% of its 1-4 family residential real estate loan balance, were more than 90 days delinquent or nonaccruing. See "Delinquent Loans, Nonperforming Assets and Classified Assets."

MULTIFAMILY RESIDENTIAL REAL ESTATE LOANS. In addition to loans on 1-4 family properties, the Bank makes loans secured by multifamily properties containing over four units. Such loans are made with fixed and adjustable interest rates and a maximum LTV of 75%. ARMs on multifamily properties are offered with the same adjustment periods and index as ARMs on 1-4 family properties and typically with a margin of 4% over the index.

Multifamily lending is generally considered to involve a higher degree of risk because the loan amounts are larger and the borrower typically depends upon income generated by the project to cover operating expenses and debt service. The profitability of a project can be affected by economic conditions, government policies and other factors beyond the control of the borrower. The Bank attempts to reduce the risk associated with multifamily lending by evaluating the credit-worthiness of the borrower and the projected income from the project and by obtaining personal guarantees on loans made to corporations and partnerships. The Bank currently requires that borrowers agree to submit financial statements and tax returns annually to enable the Bank to monitor the loan.

At September 30, 1998, loans secured by multifamily properties totaled approximately $2.7 million, or 1.5% of total loans, all of which were secured by property located in Miami and Montgomery Counties, Ohio. At such date, there were no loans secured by multifamily residential real estate which were more than 90 days delinquent or nonaccruing. See "Delinquent Loans, Nonperforming Assets and Classified Assets."

NONRESIDENTIAL REAL ESTATE LOANS. The Bank also makes loans secured by nonresidential real estate consisting primarily of retail stores, office buildings and churches. Such loans are originated with a 21-year amortization schedule, but with the balance due in a lump sum after seven years. The Bank will extend such loans for two seven-year periods, if warranted upon review of the Bank's underwriting criteria, and the interest rate on the loan is adjusted at each such extension. Such loans have a maximum LTV of 75%.

Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. If the cash flow on the property is reduced, such as if leases are not obtained or renewed, the borrower's ability to repay may be impaired. The Bank has endeavored to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management constructing and operating the property, the debt service ratio, the quality and characteristics of the income stream generated by the property and appraisals supporting the property's valuation.

At September 30, 1998, the Bank had a total of $8.8 million invested in nonresidential real estate loans, all of which were secured by property located in Miami and Montgomery Counties, Ohio. Such loans comprised 5.0% of the Bank's total loans at such date. At such date loans secured by nonresidential real estate with outstanding balances of $174,000, or 2.0% of the Bank's nonresidential real estate loan portfolio, were 90 days delinquent or nonaccruing. See "Delinquent Loans, Nonperforming Assets and Classified Assets."

Federal regulations limit the amount of nonresidential mortgage loans which an association may make to 400% of its capital. At September 30, 1998, the Bank's nonresidential mortgage loans totaled 40.6% of the Bank's capital.

CONSTRUCTION LOANS. The Bank makes loans for the construction of residential and nonresidential real estate. Such loans are structured as permanent loans with fixed and adjustable rates of interest and for terms of up to 30 years. Almost all of the construction loans originated by the Bank are made to owner-occupants for the construction of single-family homes by a general contractor. The remainder are made to builders for small projects, some of which have not been pre-sold.

Construction loans generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on real estate developments, developers, managers and builders. In addition, such loans are more difficult to evaluate and monitor. Loan funds are advanced based upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTVs and the total loan funds required to complete a project. In the event a default on a construction loan occurs and foreclosure follows, the Bank must take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project.

At September 30, 1998, a total of $16.4 million, 9.3% of the Bank's total loans, consisted of construction loans. At such date, there were no construction loans which were more than 90 days delinquent or nonaccruing. The majority of the Bank's construction loans are secured by property in Miami and Montgomery Counties and the economy of such lending area has been relatively stable.

CONSUMER LOANS. The Bank makes various types of consumer loans, including unsecured loans and loans secured by deposits, automobiles, boats and recreational vehicles. Such loans are made at fixed rates of interest only.

Consumer loans may entail greater risk than do residential mortgage loans. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions. Although the Bank has not had significant delinquencies on consumer loans, no assurance can be provided that delinquencies will not increase.

At September 30, 1998, the Bank had approximately $4.1 million, or 2.3% of its total loans, invested in consumer loans. At such date, consumer loans with outstanding balances of $164,000, or 4.0% of its consumer loan balance, were more than 90 days delinquent. See "Delinquent Loans, Nonperforming Assets and Classified Assets."

COMMERCIAL LOANS. Federal law authorizes federally-chartered thrift institutions, such as the Bank, to make secured or unsecured loans for commercial, corporate, business and agricultural purposes, up to a maximum of 20% of total assets, so long as the amount above 10% of total assets is for small business purposes.

In fiscal 1997, the Bank implemented a commercial loan program, which includes extending letters of credit and commercial loans to finance commercial and industrial business activities including equipment financing, commercial lines of credit and working capital.

Unlike residential mortgage loans, which generally are granted on the basis of the borrower's ability to repay the debt from employment and other income and which are secured by real property, the value of which tends to be more easily ascertainable, business loans are of higher risk and typically are granted on the basis of the borrower's ability to repay the debt from the cash flows of the underlying business. In addition, it is generally the practice of the Bank to request additional collateral in the form of personal guarantees. Additional collateral may include, on occasion, a lien on the business owner's personal residence. Nonetheless, the availability of funds for the repayment of business loans generally is dependent on the success of the business itself.

At September 30, 1998, the Bank had approximately $2.8 million, or 1.6% of its total loans, invested in commercial loans. At September 30, 1998, the Bank had one commercial loan totaling $36,000 which was more than 90 days delinquent or nonaccruing. See "Delinquent Loans, Nonperforming Assets and Classified Assets."

LOAN SOLICITATION AND PROCESSING. Loan originations are developed from a number of sources, including continuing business with depositors, borrowers and real estate developers, periodic newspaper and radio advertisements, solicitations by the Bank's lending staff and walk-in customers.

Loan applications for permanent mortgage loans are taken by loan personnel. The Bank obtains a credit report, verification of employment and other documentation concerning the credit-worthiness of the borrower. An appraisal of the fair market value of the real estate on which the Bank will be granted a mortgage to secure the loan is prepared by an independent fee appraiser approved by the Board of Directors. An environmental study is conducted for all business properties and for other real estate only if the appraiser or the loan committee has reason to believe that an environmental problem may exist.
Commencing in 1992, the Bank required a survey of the property for every real estate loan.

For multifamily and nonresidential mortgage loans, a personal guarantee of the borrower's obligation to repay the loan is required. The Bank also obtains information with respect to prior projects completed by the borrower. Upon the completion of the appraisal and the receipt of information on the borrower, the application for a loan is submitted to the Loan Committee for approval or rejection if the loan does not exceed $300,000. If the loan amount exceeds $300,000, the application is approved or rejected by the full Board of Directors.

If a mortgage loan application is approved, title insurance is obtained on the title to the real estate which will secure the mortgage loan. Prior to September 1990, the Bank did not require title insurance but did obtain an attorney's opinion of title. Borrowers are required to carry fire and casualty insurance and flood insurance, if applicable, and to name the Bank as an insured mortgagee.

The procedure for approval of construction loans is the same as for permanent mortgage loans, except that an appraiser evaluates the building plans, construction specifications and estimates of construction costs. The Bank also evaluates the feasibility of the proposed construction project and the experience and financial status of the builder.

Consumer loans are underwritten on the basis of the borrower's credit history and an analysis of the borrower's income and expenses, ability to repay the loan and the value of the collateral, if any.

The Bank's loans carry no pre-payment penalties but do provide that the entire balance of the loan is due upon sale of the property securing the loan. The Bank generally enforces such due-on-sale provisions.

LOAN ORIGINATIONS, PURCHASES AND SALES. Prior to 1995, the Bank had been actively originating only new fixed-rate loans. In fiscal 1995, the Bank began to originate variable-rate loans in addition to fixed-rate loans. In fiscal 1998 and 1997, the Bank sold pools of 1-4 family first mortgage loans with carrying values of $8.2 million and $10.3 million. The loans were sold as a means to manage interest rate risk by reducing the the Bank's investment in various lower-yielding or longer-term fixed rate loans. Management intends to continue, in the future, to originate, fixed-rate loans in a manner which permits their sale into the secondary mortgage market. The Bank intends to retain the servicing of loans sold in the secondary mortgage market. There were no mortgage loans classified as held for sale at September 30, 1998. The Bank occasionally participates in loans originated by other institutions.

The following table presents the Bank's loan origination and sale activity for the periods indicated:

                                                                           Year ended September 30,
                                                            1998         1997        1996        1995        1994
                                                            ----         ----        ----        ----        ----
                                                                                        (In thousands)
Loans originated
    1-4 family residential                                $ 64,280    $ 27,150    $ 29,774    $  17,026   $  25,511
    Multifamily residential                                  1,804          --          71           86         332
    Nonresidential                                           1,171       2,263         150           33         781
    Construction                                            19,617       8,915       7,912        7,555       3,922
    Consumer                                                 3,435       2,286       1,717        1,857       1,142
    Commercial                                               3,350         608          --           --          --
                                                          --------    --------    --------    ---------   ---------
       Total loans originated                               93,657      41,222      39,624       26,557      31,688
                                                          --------    --------    --------    ---------   ---------

Loan participations purchased                                   --          --          --           --          --
                                                          --------    --------    --------    ---------   ---------

Reductions:
    Principal repayments                                   (41,342)    (20,316)    (23,633)     (16,905)    (22,251)
    Sales                                                   (8,226)    (10,259)         --           --          --
    Transfers from loans to real estate owned and
      repossessed assets                                        --          --          --          (70)         (9)
                                                          --------    --------    --------    ---------   ----------
       Total reductions                                    (49,568)    (30,575)    (23,633)     (16,975)    (22,260)
Increase (decrease) in other items, net (1)                    (69)        (22)         21          (42)       (161)
                                                          --------    --------    --------    ---------   ---------
Net increase                                              $ 44,020    $ 10,625    $ 16,012    $   9,540   $   9,267
                                                          ========    ========    ========    =========   =========

(1) Consists of amortization of deferred loan origination fees and provision for loan losses.

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

Based on such limits, the Bank was able to lend approximately $3.3 million to any one borrower at September 30, 1998. The largest amount the Bank had outstanding to one borrower was $1.1 million. Such loans were secured by 1-4 family and multifamily residential real estate and were current at September 30, 1998.

LOAN ORIGINATION AND OTHER FEES. The Bank realizes loan origination fees and other fee income from its lending activities. In addition, the Bank also realizes income from late payment charges, application fees, and fees for other miscellaneous services.

Loan origination fees and other fees are a volatile source of income, varying with the volume of lending, loan repayments and general economic conditions. All nonrefundable loan origination fees and certain direct loan origination costs are deferred and recognized as an adjustment to yield over the life of the related loan.

DELINQUENT LOANS, NONPERFORMING ASSETS AND CLASSIFIED ASSETS. When a borrower fails to make a required payment on a loan, the Bank attempts to cause the deficiency to be cured by contacting the borrower. In most cases, deficiencies are cured promptly.

When a real estate loan is fifteen days or more delinquent, the borrower is sent a delinquency notice. When a loan is thirty days delinquent, the Bank sends a letter to the borrower and may telephone the borrower. Depending upon the circumstances, the Bank may also inspect the property and inform the borrower of the availability of credit counseling from the Bank and counseling agencies. When a loan becomes 90 days delinquent, it is generally referred to an attorney for foreclosure, unless the Board of Directors deems appropriate alternative payment arrangements to eliminate the arrearage. A decision as to whether and when to initiate foreclosure proceedings is based on such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of the delinquency and the borrower's ability and willingness to cooperate in curing delinquencies. If a foreclosure occurs, the real estate is sold at public sale and may be purchased by the Bank.

Real estate acquired, or deemed acquired, by the Bank as a result of foreclosure proceedings is classified as real estate owned ("REO") until it is sold. When property is so acquired, or deemed to have been acquired, it is initially recorded by the Bank at the fair value of the real estate, less estimated costs to sell. Interest accrual, if any, ceases no later than the date of acquisition of the real estate. Any reduction in fair value is reflected in a valuation allowance account established by a charge to income. Costs incurred to carry other real estate are charged to expense. The Bank held no REO property at September 30, 1998.

In the case of delinquencies on consumer loans, a notice is sent to the borrower when payment is not received by the tenth business day after the payment due date. When a payment is fifteen days past due, a letter is sent or the borrower is contacted by telephone. If no payment or satisfactory promise is made by the second due date, a collection officer makes a personal visit to the borrower's residence. If an account is ninety days delinquent, the borrower is provided a written notice that legal action will be taken if the account is not brought current within ten days, and the failure to bring the account current generally results in repossession of the collateral, if any.

The Bank places a loan on nonaccrual status when the loan is delinquent 90 days or more, unless the value of the collateral provides sufficient equity to warrant the continued accrual of interest.

The following table reflects the number and amount of loans in a delinquent status as of the dates indicated:

                                                                            At September 30,
                         -----------------------------------------------------------------------------------------------------------
                                  1998                  1997                    1996             1995                   1994
                         ------------------- ---------------------- -------------------- --------------------- ---------------------
                                                                        (Dollars in thousands)
                                  Percent of           Percent of             Percent of        Percent of           Percent of
                                     Total                Total                  Total                 Total                Total
                          No. Amt.   Loans   No. Amt.     Loans      No.  Amt.   Loans    No.     Amt  Loans    No.  Amt    Loans
                          --- ----   -----   --- ----     -----      ---  ----   -----    ---     ---  -----    ---  ---    -----
Loans delinquent for (1):
   30-59 days             15     893   0.50%  6 $  268      0.20%    13  $  337   0.27%    9   $  413  0.39%    13  $  436   0.46%
   60-89 days              3      22   0.01   5    212      0.16      3     124   0.10     5      170  0.16      7     407   0.43
   90 days and over       19   1,101   0.62  18    624      0.47     10     597   0.49    11      520  0.50     10     286   0.31
                          --  ------ ------  -- ------     -----     --- ------   ----    --   ------  -----    --  ------   ----
Total delinquent loans    37  $2,016   1.13% 29 $1,104      0.83%    26  $1,058   0.86%   25   $1,103  1.05%    30  $1,129   1.20%
                          ==  ====== ======  == ======    ======     === ======   =====   ==    =====  =====    ==  ======   ====

(1) The number of days a loan is delinquent is measured from the day the payment was due under the terms of the loan agreement.

The following table sets forth information with respect to the accrual and nonaccrual status of the Bank's loans which are 90 days or more past due and other nonperforming assets at the dates indicated:

                                                                             At September 30,
                                                    ---------------------------------------------------------------
                                                         1998          1997         1996          1995      1994
                                                         ----          ----         ----          ----      ----
                                                                           (Dollars in thousands)
Accruing loans delinquent more than 90 days          $     742    $     276     $    285     $    367     $     226

Loans accounted for on a nonaccrual basis:
   Real estate:
     1-4 Family                                            185          348          312          153            60
     Nonresidential                                        174           --           --           --            --
                                                     ---------    ---------     --------     --------     ---------

Total nonaccrual loans                                     359          348          312          153            60

Other nonperforming assets (1)                              --           --           32           32            41
                                                     ---------    ---------     --------     --------     ---------

   Total nonperforming assets                        $   1,101    $     624     $    629     $    552     $     327
                                                     =========    =========     ========     ========     =========

   Total loan loss allowance                         $     676    $     562     $    487     $    333     $     269

   Total nonperforming assets as a percentage of
     total assets                                         0.47%        0.30%        0.35%        0.34%        0.22%

   Loan loss allowance as a percent of
     nonperforming loans                                 61.40%       90.06%       81.57%       64.04%       94.06%

(1) Other nonperforming assets represent real estate acquired by the Bank in settlement of loans, which is initially reported at estimated fair value at acquisition. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount of fair value less costs to sell.

Loans considered impaired within the scope of Statement of Financial Accounting Standards ("SFAS") No. 114 were not significant in 1998. During 1998, $52,000 would have been recorded on nonaccruing loans had such loans been accruing pursuant to contractual terms. During such period, no interest income was recorded on such loans. Management believes that no loans, other than loans which are currently classified as nonaccrual or more than 90 days past due, may be so classified in the near future due to concerns as to the ability of the borrowers to comply with repayment terms.

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

Generally, the Bank classifies as "substandard" all loans that are delinquent more than 60 days, unless management believes the delinquency status is short-term due to unusual circumstances. Loans delinquent fewer than 60 days may also be classified if the loans have the characteristics described above rendering classification appropriate.

The aggregate amounts of the Bank's classified assets at the dates indicated were as follows:

                                                                     At September 30,
                                            --------------------------------------------------------------
                                                1998          1997         1996         1995         1994
                                                ----          ----         ----         ----         ----
                                                                     (In thousands)
         Substandard                        $     765     $    790     $     714    $     370    $     791
         Doubtful                                 177           10            --           38          149
         Loss                                      36          149           149          148           --
                                            ---------     --------     ---------    ---------    ---------
             Total classified assets        $     978     $    949     $     863    $     556    $     940
                                            =========     ========     =========    =========    =========

Federal examiners are authorized to classify an association's assets. If an association does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS. The Bank had no disagreements with the examiners regarding the classification of assets at the time of the last examination.

OTS regulations require that the Bank establish prudent general allowances for loan losses for any loan classified as substandard or doubtful. If an asset, or portion thereof, is classified as loss, the association must either establish specific allowances for losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount.

ALLOWANCE FOR LOAN LOSSES. The Bank maintains an allowance for loan losses based upon a number of relevant factors, including, but not limited to, trends in the level of nonperforming assets and classified loans, current and anticipated economic conditions in the primary lending area, past loss experience, possible losses arising from specific problem assets and changes in the composition of the loan portfolio.

The single largest component of the Bank's loan portfolio consists of 1-4 family residential real estate loans. Substantially all of these loans are secured by residential real estate and generally require a down payment of at least 10% of the lower of the sales price or appraised value of the real estate. Private mortgage insurance is required for such loans with less than a 10% down payment. In addition, these loans are secured by property in the Bank's designated lending area consisting of portions of Miami, Montgomery and Darke Counties in Ohio. The Bank's practice of making the majority of its loans in its designated lending area and requiring a 10% down payment have contributed to a low historical charge-off rate. In 1998, the Bank experienced a charge-off of $100,000 related to one loan relationship. Management feels the charge-off was due to extenuating circumstances and not related to any underwriting weakness. The Bank also incurred charge-offs of $15,000 related to consumer loans.

In addition to 1-4 family residential real estate loans, the Bank makes additional real estate loans, including home equity, multifamily residential real estate, nonresidential real estate and construction loans. These real estate loans are secured by property in the Bank's designated lending area and also require the borrower to provide a down payment. The Bank has not experienced any charge-offs from these other real estate loan categories.

A small portion of the Bank's total loans consists of consumer loans, primarily automobile loans. These loans typically have a lower down payment and are secured by collateral that declines in value. Such loans therefore carry a higher degree of risk than the real estate loans. Aside from the $15,000 in charge-offs experienced in 1998, the Bank has not had any significant charge-offs on consumer loans since these loans have been offered.

In fiscal 1997, the Bank began originating commercial loans and letters of credit to finance commercial and industrial business activities unrelated to real estate. As such loans are granted on the basis of the borrowers ability to repay the debt from cash flows of the underlying business, the Bank is subject to higher credit risk. Despite the fact the Bank has not experienced any charge-offs related to such loans, management feels it is prudent to increase the allowance for losses on loans through increased provisions as the volume of commercial loans increases.

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

The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                                         Year ended September 30,
                                                     ---------------------------------------------------------------
                                                        1998         1997          1996         1995        1994
                                                        ----         ----          ----         ----        ----
                                                                          (Dollars in thousands)

Balance at beginning of period                       $     562    $     487     $    333     $    269     $     227
Charge-offs:
     Residential real estate loans                        (100)          --           --           --            --
     Consumer loans                                        (15)          --           --           --            --
                                                     ---------    ---------     --------     --------     ---------
       Total charge-offs                                  (115)          --           --           --            --
Recoveries                                                  --           --           --           --            --
Provision for loan losses (charged to
  operations)                                              229           75          154           64            42
                                                     ---------    ---------     --------     --------     ---------
Balance at end of period                             $     676    $     562     $    487     $    333     $     269
                                                     =========    =========     ========     ========     =========
Ratio of net charge-offs (recoveries) to average
  loans outstanding during the period                     0.08%        0.00%        0.00%        0.00%        0.00%
Ratio of allowance for loan losses to total loans         0.38         0.42         0.40         0.32         0.29

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

                                                                     At September 30,
                      ------------------------------------------------------------------------------------------------------
                               1998                   1997                1996               1995                1994
                      ---------------------  -------------------- -------------------  -----------------    ----------------
                                   Percent              Percent             Percent             Percent             Percent
                                  of Loans              of Loans            of Loans            of Loans            of Loans
                                   in Each              in Each             in Each             in Each             in Each
                                  Category              Category            Category            Category            Category
                                  to Total              to Total            to Total            to Total            to Total
                         Amount     Loans    Amount      Loans    Amount     Loans     Amount     Loans     Amount    Loans
                         ------     -----    ------      -----    ------     -----     ------     -----     ------    -----
                                                                   (Dollars in thousands)
Real estate and
  construction loans   $   317     96.13%   $   339     97.45%   $   321     98.17%   $   298     97.96%   $   218     98.27%
Consumer loans               6      2.32          8      2.12          3      1.83          2      2.04          2      1.73
Commercial loans            38      1.55       --        0.43       --        --         --        --         --        --
Unallocated                315      --          215      --          163      --           33      --           49      --
                       -------   -------    -------   -------    -------   -------    -------   -------    -------   -------
     Total             $   676    100.00%   $   562    100.00%   $   487    100.00%   $   333    100.00%   $   269    100.00%
                       =======   =======    =======   =======    =======   =======    =======   =======    =======   =======

While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that may occur.

MORTGAGE-BACKED SECURITIES

The Corporation maintains a significant portfolio of mortgage-backed securities in the form of Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and Government National Mortgage Association ("GNMA") participation certificates. Mortgage-backed securities generally entitle the Corporation to receive a portion of the cash flows from an identified pool of mortgages, and FHLMC, FNMA and GNMA securities are each guaranteed by their respective agencies as to principal and interest.

The Corporation has also invested significant amounts in collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits ("REMICs") which are included in mortgage-backed securities. CMOs and REMICs are mortgage derivative products, secured by an underlying pool of mortgages. The Corporation has no ownership interest in the mortgages, except to the extent they serve as collateral. Payment streams from the mortgages serving as collateral are reconfigured with varying terms and time of payment to the investor. Though they can be used for hedging and investment, CMOs and REMICs can expose investors to higher risk of loss than direct investments in mortgage-backed pass-through securities, particularly with respect to price volatility and lack of a broad secondary market in such securities. The OTS has deemed certain CMOs and other mortgage derivative products to be "high-risk." None of the Corporation's CMOs or REMICs are in such "high-risk" category.

Although mortgage-backed securities generally yield less than individual loans originated by the Bank, they present less credit risk, because mortgage-backed securities are guaranteed as to principal repayment by the issuing agency and CMOs and REMICs are secured by the underlying collateral. All of the Corporation's CMOs and REMICs are backed by pools of mortgages that are insured or guaranteed by FNMA and FHLMC. Although certain mortgage-backed securities designated as available for sale are a potential source of liquid funds for loan originations and deposit withdrawals, the prospect of a loss on the sale of such securities limits the usefulness for liquidity purposes.

In addition, the Corporation has purchased adjustable-rate mortgage-baked securities as part of its effort to reduce its interest rate risk. In a period of declining interest rates, the Corporation is subject to prepayment risk on such adjustable-rate mortgage-backed securities. The Corporation attempts to mitigate this prepayment risk by purchasing mortgage-backed securities at or near par. If interest rates rise in general, the interest rates on the loans backing the mortgage-backed securities will also adjust upward, subject to the interest rate caps in the underlying adjustable-rate mortgage loans. However, the Corporation is still subject to interest rate risk on such securities if interest rates rise faster than the 1% to 2% maximum annual interest rate adjustments on the underlying loans.

At September 30, 1998, almost all of the $51.5 million of the Corporation's mortgage-backed securities had adjustable rates.

The following table sets forth information regarding the carrying value of the Corporation's mortgage-backed securities at the dates indicated.

                                                                At September 30,
                                        1998                          1997                         1996
                             ------------------------     ---------------------------   ---------------------------
                               Available      Held to       Available        Held to       Available      Held to
                               For Sale      Maturity       For Sale        Maturity       For Sale      Maturity
                               --------      --------       --------        --------       --------      --------
                                                                    (In thousands)
FNMA certificates            $    1,899    $    4,177     $     2,851          5,191    $       524     $     5,904
GNMA certificates                 2,709           588              --            810             --             918
FHLMC certificates                2,296         5,139           2,863          6,124          2,659           7,180
Collateralized mortgage
  obligations and REMICs         29,993         4,656          42,128             --         30,826              --
                             ----------    ----------     -----------    -----------    -----------     -----------

     Total                   $   36,897    $   14,560     $    47,842    $    12,125    $    34,009     $    14,002
                             ==========    ==========     ===========    ===========    ===========     ===========

The following table sets forth information regarding scheduled maturities, carrying value, fair value and weighted average yields of the Corporation's mortgage-backed securities at September 30, 1998. Actual maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments. The weighted average yield has been computed using the historical amortized cost for available-for-sale securities.

                                                                          At September 30, 1998
                             -------------------------------------------------------------------------------------------------------
                                                          After             After                                   Total
                               One Year or Less    One to Five Years  Five to Ten Years  After Ten Years   Mortgage-Backed Portfolio
                               ----------------    -----------------  -----------------  ---------------   -------------------------
                             Carrying    Average  Carrying   Average  Carrying Average  Carrying Average  Carrying  Fair    Average
                               Value      Yield     Value     Yield    Value    Yield    Value    Yield    Value    Value    Yield
                               -----      -----     -----     -----    -----    -----    -----   -----     -----    -----    -----
                                                                           (Dollars in thousands)
Securities available for sale
    FNMA certificates           $  --        --%   $     --     --%   $  --       --%   $ 1,899   6.89%   $ 1,899   $ 1,899   6.89%
    GNMA certificates              --        --          --     --       --       --      2,709   5.99      2,709     2,709   5.99
    FHLMC certificates             --        --          --     --       --       --      2,296   7.08      2,296     2,296   7.08
    CMOs and REMICs                --        --          --     --      2,255   6.23     27,738   5.52     29,993    29,993   5.57
                                -------   -----    ----------   ---   -------   ----    -------   ----    -------   -------   ----

       Total                    $  --        --%   $     --     --%   $ 2,255   6.23%   $34,642   5.74%   $36,897   $36,897   5.76%
                                =======   =====    ==========   ===   =======   ====    =======   ====    =======   =======   ====

Securities held to maturity
    FNMA certificates           $  --        --%   $     --     --%   $  --       --%   $ 4,177   6.67%   $ 4,177   $ 4,140   6.67%
    GNMA certificates              --        --          --     --         11   8.50        577   7.31        588       617   7.33
    FHLMC certificates                1   12.00          --     --       --       --      5,138   6.80      5,139     5,113   6.80
    CMOs and REMICs                --                    --     --       --       --      4,656   7.13      4,656     4,658   7.13
                                -------   -----    ----------   ---   -------   ----    -------   ----    -------   -------   ----

       Total                    $     1   12.00%   $     --     --%   $    11   8.50%   $14,548   6.89%   $14,560   $14,528  6.89%
                                =======   =====    ==========   ===   =======   ====    =======   ====    =======   =======   ====


For additional information, see Note 2 of the Notes to Consolidated Financial Statements.

INVESTMENT ACTIVITIES

OTS regulations require that the Bank maintain a minimum amount of liquid assets, which may be invested in U. S. Treasury obligations, securities of various federal agencies, certificates of deposit at insured banks, bankers' acceptances and federal funds. The Bank is also permitted to make investments in certain commercial paper, corporate debt securities rated in one of the four highest rating categories by one or more nationally recognized statistical rating organizations, and mutual funds, as well as other investments permitted by federal regulations. See "REGULATION."

The following table sets forth the composition of the Corporation's interest-bearing deposits and securities portfolio at the dates indicated:

                                                                         At September 30,
                               ----------------------------------------------------------------------------------------------------
                                               1998                             1997                              1996
                                -------------------------------  --------------------------------- --------------------------------
                                Carrying  % of   Market   % of    Carrying  % of    Market   % of  Carrying   % of   Market   % of
                                  Value   Total   Value   Total    Value    Total    Value   Total   Value    Total   Value   Total
                                  -----   -----   -----   -----    -----    -----    -----   -----   -----    -----   -----   -----
                                                                                       (Dollars in thousands)
Interest-bearing deposits in
  other financial institutions   $2,528   99.4% $ 2,528    99.4% $ 4,936    36.0% $ 4,936    36.0%  $   854      8.6% $  854    8.7%
Securities available for sale:
   U.S. Government and federal
     agency securities             --     --        --      --     5,505    40.2    5,505    40.1     8,507     86.1   8,507   86.2
   Equity securities                 15    0.6       15     0.6       15     0.1       15     0.1        15      0.2      15    0.2
Securities held to maturity:
   U.S. Government and federal
     agency securities             --     --        --      --     3,254    23.7    3,260    23.8       500      5.1     484    4.9
                                 ------  -----   ------   -----  -------  ------ -------   ------    ------   ------  ------  ------

Total                            $2,543  100.0% $ 2,543   100.0% $13,710   100.0% $13,716   100.0%   $9,876    100.0% $9,860  100.0%
                                 ======  =====  =======   =====  =======   =====  =======   =====    ======    =====  ======  =====

The following table sets forth the contractual maturities, carrying values, market values and average yields for the Corporation's interest-bearing deposits in other financial institutions and investment securities at September 30, 1998. The weighted average yield has been computed using the historical amortized cost for available-for-sale securities.

                                                                  At September 30, 1998
                                     -----------------------------------------------------------------------------
                                                                          After                    After
                                          One Year or Less          One to Five Years        Five to Ten Years
                                          ----------------          -----------------        -----------------
                                       Carrying     Average       Carrying      Average     Carrying     Average
                                         Value       Yield          Value        Yield        Value       Yield
                                         -----       -----          -----        -----        -----       -----
                                                                 (Dollars in thousands)
Interest-bearing deposits in
  other financial institutions       $    2,528       5.45%     $       --          --%     $      --          --%
Securities available for sale:
     Equity securities (1)                   15          --             --          --             --          --
                                     ----------    --------     ----------    --------      ---------     --------

     Total                           $    2,543       5.45%     $       --          --%     $      --          --%
                                     ==========    =======      ==========    ========      =========     =======

                                                                                At September 30, 1998
                                                                 --------------------------------------------------
                                                                      Total Interest-Bearing Deposits in Other
                                                                        Financial Institutions and Securities
                                                                        -------------------------------------
                                                                  Average                                 Weighted
                                                                   Life         Carrying       Market      Average
                                                                 In Years         Value         Value       Yield
                                                                 --------         -----         -----       -----
                                                                               (Dollars in thousands)
Interest-bearing deposits in other financial
  institutions                                                       .01     $    2,528     $   2,528        5.45%
Securities available for sale:
     Equity securities (1)                                           N/A             15            15           --
                                                                --------     ----------     ---------     --------

     Total                                                           .01     $    2,543     $   2,543        5.45%
                                                                ========     ==========     =========     =======

--------------------------------------------------------------------------------

(1) Comprised of Intrieve, Incorporated ("Intrieve"), stock, which is reported at the fair value and approximates cost.

DEPOSITS AND BORROWINGS

GENERAL. Deposits have traditionally been the primary source of the Bank's funds for use in lending and other investment activities. In addition to deposits, the Bank derives funds from interest payments and principal repayments on loans and mortgage-backed securities, income on earning assets, service charges and gains on the sale of assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate more in response to general interest rates and money market conditions.

DEPOSITS. Deposits are attracted principally from within the Bank's primary market area through the offering of a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, money market accounts, passbook savings accounts, term certificate accounts, individual retirement accounts ("IRAs") and Keogh retirement accounts ("Keoghs"). Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by the management of the Bank based on the Bank's liquidity requirements, growth goals and interest rates paid by competitors. The Bank does not use brokers to attract deposits.

At September 30, 1998, the Bank's certificates of deposit totaled $116.9 million, or 75.6% of total deposits. Of such amount, approximately $62.5 million in certificates of deposit mature within one year. Based on past experience and the Bank's prevailing pricing strategies, management believes that a substantial percentage of such certificates will renew with the Bank at maturity. If there is a significant deviation from historical experience, the Bank can utilize borrowings from the FHLB as an alternative to this source of funds.

The following table sets forth the dollar amount of deposits in the various types of savings programs offered by the Bank at the dates indicated:

                                                                  As of September 30,
                                 ---------------------------------------------------------------------------------
                                             1998                        1997                        1996
                                 --------------------------   ------------------------      ----------------------
                                                                (Dollars in thousands)
Transaction accounts:
NOW accounts (1)                 $    10,729        6.94%     $     8,795        6.16%    $     9,202        7.16%
Money market accounts (2)             10,441        6.75            7,065        4.95           6,744        5.24
Passbook savings
  accounts (3)                        16,618       10.75           16,461       11.52          16,760       13.04
                                 -----------     -------      -----------    --------     -----------     -------
    Total transaction
      accounts                        37,788       24.44           32,321       22.63          32,706       25.44

Certificates of deposit (4):         116,859       75.56          110,511       77.37          95,848       74.56
                                 -----------     -------      -----------    --------     -----------     -------

Total deposits (5)               $   154,647      100.00%     $   142,832      100.00%    $   128,554      100.00%
                                 ===========     =======      ===========      ======     ===========    ========

--------------------------------------------------------------------------------

(1) The Bank's weighted average interest rate paid on NOW accounts fluctuates with the general movement of interest rates. At September 30, 1998, 1997 and 1996, the weighted average rates on NOW accounts were 2.74%, 2.13% and 2.40%, respectively.

(2) The Bank's weighted average interest rate paid on money market accounts fluctuates with the general movement of interest rates. At September 30, 1998, 1997 and 1996, the weighted average rates on money market accounts were 4.05%, 2.89% and 3.00%, respectively.

(Footnotes continued on next page)

(3) The Bank's weighted average rate on passbook savings accounts fluctuates with the general movement of interest rates. The weighted average interest rate on passbook accounts was 2.52% at September 30, 1998, 1997 and 1996.

(4) The interest rate on individual certificates of deposit remains fixed until maturity. At September 30, 1998, 1997 and 1996 the weighted average rates on certificates of deposit were 5.76%, 5.91% and 5.82%.

(5) IRAs and Keoghs are included in the various certificates of deposit balances. IRAs and Keoghs totaled $23.0 million, $21.0 million and $18.5 million as of September 30, 1998, 1997 and 1996.

At September 30, 1998, scheduled maturities of certificates of deposit were as follows:

         Year Ended September 30,                                 Amount
         ------------------------                                 ------
                                                              (In thousands)
                  1999                                        $  62,454
                  2000                                           34,929
                  2001                                            8,694
                  2002                                            5,560
                  2003                                            5,222
                                                              ---------
                                                              $ 116,859
                                                              =========


The following table presents the amount of the Bank's certificates of deposit of $100,000 or more by the time remaining until maturity as of September 30, 1998:

                               Maturity                    Amount
                               --------                    ------
                                                       (In thousands)

                  Three months or less                 $       150
                  Over 3 months to 6 months                    927
                  Over 6 months to 12 months                   851
                  Over 12 months                             3,548
                                                       -----------

                      Total                            $     5,476
                                                       ===========

The following table sets forth the Bank's deposit account balance activity for the periods indicated:

                                                                                  Year Ended September 30,
                                                                      ----------------------------------------------
                                                                           1998             1997            1996
                                                                           ----             ----            ----
                                                                                       (In thousands)

Beginning balance                                                     $    142,832    $    128,554     $    117,898
Deposits                                                                   206,263         180,052          160,602
Withdrawals                                                               (200,871)       (171,487)        (155,225)
                                                                      ------------    ------------     ------------
Net increases (decreases) before interest credited                           5,392           8,565            5,377
Interest credited                                                            6,423           5,713            5,279
                                                                      ------------    ------------     ------------
Ending balance                                                        $    154,647    $    142,832     $    128,554
                                                                      ============    ============     ============

     Net increase                                                     $     11,815    $     14,278     $     10,656

     Percent increase                                                         8.27%          11.11%            9.04%

BORROWINGS. The FHLB System functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. See "REGULATION - Federal Home Loan Banks." As a member in good standing of the FHLB of Cincinnati, the Bank is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender Test (the "QTL Test"). See "REGULATION - OTS Regulations -- Qualified Thrift Lender Test." If an association meets the QTL Test, it will be eligible for 100% of the advances it would otherwise be eligible to receive. If an association does not meet the QTL Test, it will be eligible for such advances only to the extent it holds specified QTL Test assets. At September 30, 1998, the Bank was in compliance with the QTL Test. As of September 30, 1998, 1997 and 1996, the Bank had borrowed $52.4 million, $39.6 million and $17.5 million. In addition to providing funding for loan growth, a portion of the borrowed funds are invested in mortgage-backed securities to leverage the Corporation's excess capital.

The following table sets forth certain information regarding FHLB advances for the periods indicated:

                                                                                Year ended September 30,
                                                                  --------------------------------------------------
                                                                       1998               1997              1996
                                                                       ----               ----              ----
                                                                              (Dollars in thousands)
Maximum amount of FHLB advances
  outstanding at any month end during year                        $    55,251        $    39,570        $    17,826

Average amount of FHLB advances outstanding
  during year                                                          48,744             24,179             10,751

Weighted average interest rate of FHLB advances
  outstanding during year                                                5.69%              5.79%             5.77%

Amount of FHLB advances outstanding at
  end of year                                                     $    52,430        $    39,570        $    17,489

Weighted average interest rate of FHLB advances
  outstanding at end of year                                             5.48%              5.76%             5.70%


YIELDS EARNED AND RATES PAID

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for an analysis of yields earned and rates paid on the Corporation's interest-earning assets and interest-bearing liabilities and the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Corporation's interest income and expense.

COMPETITION

The Bank competes for deposits with other savings associations, commercial banks and credit unions and with the issuers of commercial paper and other securities, such as shares in money market mutual funds. The primary factors in competing for deposits are interest rates and convenience of office location. In making loans, the Bank competes with other savings associations, commercial banks, consumer finance companies, credit unions, leasing companies, mortgage companies and other lenders. The Bank competes for loan originations primarily through the interest rates and loan fees offered and through the efficiency and quality of services provided. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors which are not readily predictable.

The size of financial institutions competing with the Bank is likely to increase as a result of changes in statutes and regulations eliminating various restrictions on interstate and inter-industry branching and acquisitions. Such increased competition may have an adverse effect upon the Bank.


SUBSIDIARIES

The Bank owns all of the outstanding shares of Milton Financial Service Corporation ("Milton Financial"), the only asset of which is stock of Intrieve, Inc., a data service provider. The net book value of the Bank's investment in Milton Financial at September 30, 1998, was $15,000.


PERSONNEL

As of September 30, 1998, the Bank had 52 full-time employees and 6 part-time employees. The Bank believes that relations with its employees are good. The Bank offers health, disability and life insurance benefits. None of the employees of the Bank are represented by a collective bargaining unit. The Corporation has no full-time employees.

                                   REGULATION

GENERAL

As a savings bank organized under the laws of the United States, the Bank is subject to regulation, examination and oversight by the OTS. Because the Bank's deposits are insured by the FDIC, the Bank is also subject to regulatory oversight by the FDIC. The Bank must file periodic reports with the OTS concerning its activities and financial condition. Examinations are conducted periodically by the OTS to determine whether the Bank is in compliance with various regulatory requirements and is operating in a safe and manner. The Bank is a member of the FHLB of Cincinnati.

The Corporation is a savings and loan holding company within the meaning of the Home Owners Loan Act, as amended (the "HOLA"). Consequently, the Corporation is subject to regulation, examination and oversight by the OTS and must submit periodic reports thereto. Because the Corporation is a corporation organized under Ohio law, it is subject to provisions of the Ohio Revised Code applicable to corporations generally.

Congress is considering legislation which may eliminate the OTS and may require that the Bank be regulated under federal law as a bank. As a result, the Bank may become subject to additional regulation, examination and oversight by the FDIC. In addition, the Corporation might become a bank holding company subject to examination, regulation and oversight by the Board of Governors of the Federal Reserve Board ("FRB"), including greater activity and capital requirements than imposed on it by the OTS. Although such legislation, if enacted, may change the activities in which the Corporation or the Bank are authorized to engage, it is not anticipated that the current activities of either the Corporation or the Bank will be materially affected by those activity levels.


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

An Ohio corporation may, under certain circumstances, "opt out" of the statute by specifically providing in its articles of incorporation that the statute does not apply to any business combination of such corporation. However, the statute still prohibits for twelve months any business combination that would have been prohibited but for the adoption of such an opt-out amendment. The statute also provides that it will continue to apply to any business combination between a person who became an Interested Shareholder prior to the adoption of such an amendment as if the amendment had not been adopted. Neither the Articles of Incorporation of the Corporation nor the Bank opt out of the protection afforded by Chapter 1704.

CONTROL SHARE ACQUISITION. Section 1701.831 of the Ohio Revised Code (the "Control Share Acquisition Statute") requires that certain acquisitions of voting securities which would result in the acquiring shareholder owning 20%, 33-1/3%, or 50% of the outstanding voting securities of the Corporation (a "Control Share Acquisition") must be approved in advance by the holders of at least a majority of the outstanding voting shares represented at a meeting at which a quorum is present and a majority of the portion of the outstanding voting shares represented at such a meeting, excluding the voting shares owned by the acquiring shareholder, by certain other persons who acquire or transfer voting shares after public announcement of the acquisition or by certain officers or directors of the corporation who are employees of the corporation. The Control Share Acquisition Statute was intended, in part, to protect shareholders of Ohio corporations from coercive tender offers.

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


OFFICE OF THRIFT SUPERVISION

GENERAL. The OTS is an office in the Department of the Treasury and is responsible for the regulation and supervision of all savings associations. Deposits of federally chartered savings institutions are insured by the Savings Association Insurance Fund (the "SAIF") of the FDIC. The OTS issues regulations governing the operation of savings associations, regularly examines such associations and imposes assessments on savings associations based on their asset size to cover the cost of general supervision and examination. The OTS charters federally chartered associations, such as the Bank, and prescribes their permissible investments and activities, including the types of loans and investments in real estate, subsidiaries and securities they may make. The OTS has authority over mergers and acquisitions of control of federally chartered savings and loan associations. The OTS also may initiate enforcement actions against savings associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. If the grounds provided by law exist, the OTS may appoint a conservator or receiver for a savings association.

Savings associations are subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of an association to open a new branch or engage in a merger. Community reinvestment regulations evaluate how well and to what extent an institution lends and invests in its designated service area, with particular emphasis on low- to moderate-income areas. The Bank received an "Outstanding" rating under these regulations.

REGULATORY CAPITAL REQUIREMENTS. The Bank is required by OTS regulations to meet certain minimum capital requirements. Such requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which for the Bank consist solely of tangible capital) of 3.0% of adjusted total assets and risk-based capital (which for the Bank consist of core capital and general valuation allowances) of 8% of risk-weighted assets (assets and certain off balance sheet items are weighted at percentage levels ranging from 0% to 100% depending on their relative risk). The OTS has proposed to amend the core capital requirement so that those associations that do not have the highest examination rating and an acceptable level of risk will be required to maintain core capital of from 4% to 5%, depending on the association's examination rating and overall risk. The Bank does not anticipate that it will be adversely affected if the core capital requirements regulations is amended as proposed.

The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, based on less than satisfactory examination ratings in areas other than capital or, after notice and opportunity for hearing, if the association is deemed to be in an unsafe or unsound condition or to be engaging in an unsafe or unsound practice. Each undercapitalized association must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. The Bank's capital at September 30, 1998, meets the standards for the highest category, a "well-capitalized" institution.

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

LIMITATIONS ON CAPITAL DISTRIBUTIONS. The OTS imposes various restrictions or requirements on the ability of associations, including the Bank, to make capital distributions, including dividend payments. OTS regulations also establish a system limiting capital distributions according to ratings of associations based on their capital level and supervisory condition.

Tier 1 consists of associations that, before and after the proposed distribution, meet their fully phased-in capital requirements. Associations in this category may make capital distributions during any calendar year equal to the greater of 100% of net income, current year-to-date, plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of its net income over the most recent four-quarter period. A Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association. The Bank meets the requirements for a Tier 1 association and has not been notified of any need for more than normal supervision.

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

LIQUIDITY. OTS regulations require that savings associations maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States Government, state or federal agency obligations) equal to a monthly average of not less than 4% of its net withdrawable savings deposits plus borrowings payable in one year or less. Monetary penalties may be imposed upon associations failing to meet these liquidity requirements.

QUALIFIED THRIFT LENDER TEST. Savings associations are required to meet the QTL Test. Prior to September 30, 1996, the QTL Test required savings associations to maintain a specified amount of investments in assets that are designated as qualifying thrift investments ("QTI"), which are generally related to domestic residential real estate and manufactured housing and include stock issued by any FHLB, the FHLMC or the FNMA. Under this test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in 9 out of every 12 months. Congress created a second QTL Test, effective September 30, 1997, pursuant to which a savings association may also meet the QTL Test if at least 60% of the institution's assets ( on a tax basis) consist of specified assets (generally loans secured by residential real estate or deposits, educational loans, cash and certain governmental obligations). The OTS may grant exceptions to the QTL Test under certain circumstances. If a savings association fails to meet the QTL Test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL Test will not be eligible for new FHLB advances. At September 30, 1998, the Bank met the QTL Test.

LENDING LIMIT. OTS regulations generally limit the aggregate amount that a savings association can lend to one borrower or a group of related borrowers to an amount equal to 15% of the association's Lending Limit Capital. A savings association may loan to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to these limits. Notwithstanding the specified limits, an association may lend to one borrower up to $500,000 for any purpose. In applying these limits, the regulations require that loans to certain related borrowers be aggregated. At September 30, 1998, the Bank was in compliance with these lending limits, with its largest aggregate extension of credit to one borrower being $1.1 million. Such loans were secured by 1-4 family and multifamily residential real estate and were current at September 30, 1998. See "THE BUSINESS OF THE BANK - Lending Activities -- Loan Originations, Purchases and Sales."

TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors and principal shareholders and their related interests must conform to limits on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's Lending Limit Capital (200% of total capital for eligible, adequately capitalized institutions with less than $100 million in assets). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered to all employees of the Bank. In addition, no loan may be made to an executive officer, except loans for specific authorized purposes such as financing the education of the executive officer's children or financing the purchase of the executive officer's primary residence. The Bank was in compliance with such restrictions at September 30, 1998.

Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA") pertaining to transactions with affiliates. An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. The Corporation is an affiliate of the Bank. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus for any one affiliate and 20% of such capital stock and surplus for the aggregate of such transactions with all affiliates and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a nonaffiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. In addition to limits in Sections 23A and 23B, the Bank may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate, except for shares of a subsidiary. Exemptions from
Section 23A or 23B of the FRA may be granted only by the Federal Reserve Board. The Bank was in compliance with these requirements at September 30, 1998.

HOLDING COMPANY REGULATION. The Corporation is a savings and loan holding company within the meaning of the HOLA. The HOLA generally prohibits a savings and loan holding company from controlling any other savings association or savings and loan holding company, without prior approval of the OTS, or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof, which is not a subsidiary. Under certain circumstances, a savings and loan holding company is permitted to acquire, with the approval of the OTS, up to 15% of the previously unissued voting shares of an undercapitalized savings association for cash without such savings association being deemed to be controlled by the holding company. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

The Corporation is a unitary savings and loan holding company. Under current law, there are generally no restrictions on the activities of a unitary savings and loan holding company and such companies are the only financial institution holding companies that may engage in commercial, securities and insurance activities without limitation. The broad latitude to engage in activities under current law can be restricted if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL Test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At September 30, 1998, the Bank met the QTL Test.

If the Corporation were to acquire control of another savings institution, other than through a merger or other business combination with the Bank, the Corporation would become a multiple savings and loan holding company. Unless the acquisition is an emergency thrift acquisition and each subsidiary savings association meets the QTL Test, the activities of the Corporation and any of its subsidiaries (other than the Bank or other subsidiary savings associations) would thereafter be subject to activity restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof that is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing or liquidating assets owned by or acquired from a subsidiary savings institution,
(iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by federal regulation as of March 5, 1987, to be engaged in by multiple holding companies, or (vii) those activities authorized by the FRB as permissible for bank holding companies, unless the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the OTS prior to being engaged in by a multiple holding company.

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

Federal legislative proposals have been introduced or are under consideration that would either limit unitary savings and loan holding companies to the same activities as multiple savings and loan holding companies and other financial institutions holding companies or would permit certain bank holding companies to engage in commercial activities. The Corporation cannot predict when, and in what form, these proposals might become law.

No subsidiary savings association of a savings and loan holding company may declare or pay a dividend on its permanent or nonwithdrawable stock unless it first gives the Director of the OTS 30 days advance notice of such declaration and payment. Any dividend declared during such period or without the giving of such notice shall be invalid.

Congress is considering legislation which may require that the Corporation become a bank holding company regulated by the FRB. Bank holding companies with more than $150 million in assets are subject to capital requirements similar to those imposed on the Bank and have more extensive interstate acquisition authority than savings and loan holding companies. They are also subject to more restrictive activity and investment limits than savings and loan holding companies. No assurances can be given that such legislation will be enacted, and the Corporation cannot be certain of the legislation's impact on its future operations until it is enacted.

FEDERAL REGULATION OF ACQUISITIONS OF CONTROL OF THE CORPORATION AND THE BANK. In addition to the Ohio law limitations on the merger and acquisition of the Corporation previously discussed, federal limitations generally require regulatory approval of acquisitions at specified levels. Under pertinent federal law and regulations, no person, directly or indirectly, or acting in concert with others, may acquire control of the Bank or the Corporation without 60 days prior notice to the OTS. "Control" is generally defined as having more than 25% ownership or voting power; however, ownership or voting power of more than 10% may be deemed "control" if certain factors are in place. If the acquisition of control is by a company, the acquirer must obtain approval, rather than give notice, of the acquisition as a savings and loan holding company.

In addition, any merger of the Bank or of the Corporation in which the Corporation is not the resulting company must also be approved by the OTS.


FEDERAL DEPOSIT INSURANCE CORPORATION

DEPOSIT INSURANCE. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks and state savings banks and the SAIF for savings associations. The Bank is a member of the SAIF and its deposit accounts are insured by the FDIC, up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including the Bank, and has authority to initiate enforcement actions against federally insured savings associations, if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

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

Prior to September 1996, the SAIF's ratio of reserves to insured deposits was significantly below the level required by law, while the BIF's ratio was above the required level. As a result, institutions with SAIF-insured deposits were paying higher deposit insurance assessments than institutions with BIF-insured deposits. Federal legislation providing for the recapitalization of the SAIF became effective in September 1996 and included a special assessment of $.657 per $100 of SAIF-insured deposits held at March 31, 1995. The Bank had approximately $110.8 million in deposits at March 31, 1995, and paid on November 27, 1996 a pre-tax assessment of $728,000.

In addition, the Corporation might become subject to more restrictive holding company requirements, including activity limits and capital requirements similar to those imposed on the Bank. The Corporation cannot predict the impact of the conversion of the Bank to, or regulation of the Bank as, a bank until the legislation requiring such change is enacted.


FEDERAL RESERVE BOARD

Effective December 1, 1998, FRB regulations require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $46.5 million (subject to an exemption of up to $4.9 million) and of 10% of net transaction accounts in excess of $46.5 million. At September 30, 1998, the Bank was in compliance with the reserve requirements then in effect as well as the new requirements.


FEDERAL HOME LOAN BANKS

The FHLBs, under the regulatory oversight of the Federal Housing Financing Board, provide credit to their members in the form of advances. The Bank is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of that FHLB in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of the Bank's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. The Bank is in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $2.8 million at September 30, 1998.

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

                                    TAXATION

FEDERAL TAXATION

The Corporation and the Bank are subject to the federal tax laws and regulations which apply to corporations generally. However, certain thrift institutions such as the Bank were, prior to the enactment of the Small Business Jobs Protection Act, which was signed into law on August 21, 1996, allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge-off method of Section 166 of the Code, or the reserve method of Section 593 of the Code.

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

Section 1616(a) of the Small Business Job Protection Act repealed the Section 593 reserve method of accounting for bad debts by thrift institutions, effective for taxable years beginning after 1995. Thrift institutions that would be treated as small banks are allowed to utilize the "experience" method applicable to such institutions, while thrift institutions that are treated as large banks are required to use the specific charge-off method. The "percentage of taxable income" method of accounting for bad debts is no longer available for any financial institution.

A thrift institution required to change its method of computing reserves for bad debt treated such change as a change in the method of accounting, initiated by the taxpayer, and having been made with the consent of the Secretary of the Treasury. Any adjustments under Section 481(a) of the Code required to be recaptured with respect to such change generally were be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the "applicable excess reserves" are being taken into account ratably over a six-taxable-year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that becomes a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over (ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). In the case of a thrift institution that becomes a small bank, like the Bank, the amount of the institution's "applicable excess reserves" generally is the excess of (i) the balances of its reserve for loan losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater balance of (a) its "pre-1988 reserves" or
(b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1997, had the thrift always used the "experience" method.

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

The balance of the "pre-1988 reserves" is subject to the provisions of Section 593(e) as modified by the Small Business Job Protection Act which requires recapture in the case of certain excessive distributions to shareholders. The "pre-1988 reserves" may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: First, out of the institution's post-1951 accumulated earnings and profits; second, out of the "pre-1988 reserves"; and, third, out of such other accounts as may be proper. To the extent a distribution by the Bank to the Corporation is deemed paid out of its "pre-1988 reserves" under these rules, the "pre-1988 reserves" would be reduced and the Bank's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the "pre-1988 reserves." As of September 30, 1998, the Bank's "pre-1988 reserves" subject to potential recapture for tax purposes totaled approximately $3.4 million. The Bank believes it has approximately $4.8 million of accumulated earnings and profits for tax purposes as of September 30, 1998, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether the Bank will have current or accumulated earnings and profits in subsequent years.

In addition to the regular income tax, the Corporation and the Bank may be subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its "alternative minimum taxable income" computed without regard to this preference item and prior to reduction by net operating losses, is included in "alternative minimum taxable income." Net operating losses can offset no more than 90% of "alternative minimum taxable income." The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. In addition, for taxable years after 1986 and before 1997, the Corporation and the Bank are also subject to an environmental tax equal to 0.12% of the excess of "alternative minimum taxable income" for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2.0 million.

The tax returns of the Bank have been audited or closed without audit through 1994. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of the Bank.


OHIO TAXATION

The Corporation is subject to the Ohio corporation franchise tax, which, as applied to the Corporation, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.9% of computed Ohio taxable income in excess of $50,000 or (ii) 0.582% times taxable net worth. For tax years beginning after December 31, 1998, the tax rate is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or (ii) .400% times taxable net worth; however, the Corporation may be exempt from the net worth tax if various conditions are satisfied.

In computing its tax under the net worth method, the Corporation may exclude 100% of its investment in the capital stock of the Bank, as reflected on the balance sheet of the Corporation, in computing its taxable net worth as long as it owns at least 25% of the issued and outstanding capital stock of the Bank. The calculation of the exclusion from net worth is based on the ratio of the excludable investment (net of any appreciation or goodwill included in such investment) to total assets multiplied by the net value of the stock. As a holding company, the Corporation may be entitled to various other deductions in computing taxable net worth that are not generally available to operating companies.

A special litter tax is also applicable to all corporations, including the Corporation, subject to the Ohio corporation franchise tax other than "financial institutions." If the franchise tax is paid on the net income basis, the litter tax is equal to .11% of the first $50,000 of computed Ohio taxable income and
 .22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to .014% times taxable net worth.

The Bank is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.5% of the Bank's book net worth determined in accordance with generally accepted accounting principles. For the tax year 1999, however, the franchise tax on financial institutions will be 1.4% of book net worth and for the tax year 2000 and years thereafter, the tax will be 1.3% of book net worth. As a "financial institution," The Bank is not subject to any tax based upon net income or net profits imposed by the State of Ohio.


ITEM 2.  PROPERTIES

The following table sets forth certain information at September 30, 1998, regarding the properties on which the main office and the branch offices of the Bank are located:

                                               Owned           Date                Square             Net
Location                                     or leased       acquired              footage        book value (1)
--------                                     ---------       --------              -------        ----------
25 Lowry Drive
West Milton, Ohio  45383                    Owned             1966                  7,606      $     805,903

415 West National Road
Englewood, Ohio  45322                      Owned             1972                  3,249            221,906

709 Arlington Road
Brookville, Ohio  45309                     Owned             1996                  3,750          1,196,936

22 South Tippecanoe Drive
Tipp City, Ohio  45371                      Leased            1998                  1,880             62,407

--------------------------------------------------------------------------------

(1) At September 30, 1998, the Bank's office premises and equipment had a total net book value of $2,739,778. For additional information regarding the Bank's office premises and equipment, see Notes 1 and 4 to Consolidated Financial Statements.

The management of the Corporation believes that its properties are adequately insured.


ITEM 3.  LEGAL PROCEEDINGS

Neither the Corporation nor the Bank is presently involved in any legal proceedings of a material nature. From time to time, the Bank is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No items were brought to a vote of security holders during the fourth quarter of the Corporation's fiscal year ending September 30, 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Corporation had 2,213,495 common shares outstanding on November 30, 1998, held of record by approximately 1,037 shareholders. Price information with respect to the Corporation's common shares is quoted on The Nasdaq National Market System ("Nasdaq"). The high and low trading prices for the common shares of the Corporation, as quoted by Nasdaq, by quarter, are shown below.

                                            DECEMBER 31,       MARCH 31,         JUNE 30,        SEPTEMBER 30,
                                                1997             1998              1998              1998

                                            ------------       ---------         --------        -------------
              High                        $        15.94     $       17.00    $      16.44     $        15.00

              Low                                  14.50             15.13           15.00              12.31

                                            DECEMBER 31,       MARCH 31,         JUNE 30,        SEPTEMBER 30,
                                                1996             1997              1997              1997
                                            ------------       ---------         --------        -------------

              High                        $        16.50     $       14.75    $      14.25     $        15.25

              Low                                  12.75             13.50           13.25              13.75

For the fiscal year ended September 30, 1998, the Corporation paid regular quarterly dividends per common share of $.15 on November 15, 1997, $.15 on February 16, 1998, $.15 on May 15, 1998 and $.15 on August 15, 1998. For the
fiscal year ended September 30, 1997, the Corporation paid regular quarterly dividends per common share of $.14 on November 15, 1996, $.15 on February 14, 1997, $.15 on May 15, 1997 and $.15 on August 15, 1997. The Corporation also paid a special dividend of $2.50 per common share on November 15, 1996. Income of the Corporation primarily consists of interest on mortgage-backed securities and other securities and dividends which were periodically declared and paid by the Board of Directors of the Bank on common shares of the Bank held by the Corporation.

In addition to certain federal income tax considerations, OTS regulations impose limitations on the payment of dividends and other capital distributions by savings associations. Under OTS regulations applicable to converted savings associations, the Bank is not permitted to pay a cash dividend on its common shares if its regulatory capital would, as a result of payment of such dividend, be reduced below the amount required for the Liquidation Account (the account established for the purpose of granting a limited priority claim on the assets of the Bank in the event of complete liquidation to those members of the Bank before the Conversion who maintain a savings account at the Bank after the Conversion), or applicable regulatory capital requirements prescribed by the OTS. OTS regulations also establish a system limiting capital distributors according to ratings of associations based on their capital level and supervisory condition.

Tier 1 consists of associations that, before and after the proposed distribution, meet their fully phased-in capital requirements. Associations in this category may make capital distributions during any calendar year equal to the greater of 100% of net income, current year-to-date, plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of its net income over the most recent four-quarter period. A Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association. The Bank meets the requirements for a Tier 1 association and has not been notified of any need for more than normal supervision.

ITEM 6.  SELECTED FINANCIAL DATA

The following tables set forth certain information concerning the consolidated financial condition, earnings and other data regarding the Corporation at the dates and for the periods indicated. As the Conversion was completed on October 6, 1994, information prior to the year ended September 30, 1995 is for the Bank.

Selected financial condition                                         At September 30,
  data:                                  ----------------------------------------------------------------------
                                            1998          1997            1996            1995           1994
                                         ------------   -------------    -----------   ------------    --------
                                                                       (In thousands)
Total amount of:
     Assets                              $    235,276   $     209,958   $    180,831   $    161,680    $    149,927
     Cash and cash equivalents (1)              3,578           5,633          1,301          1,701          25,604
     Securities available for sale                 15           5,520             --             --           8,522
     Securities held to maturity                   --           3,254            500             --           3,015
     Mortgage-backed securities
       available for sale                      36,897          47,842         34,009         17,110              --
     Mortgage-backed securities
       held to maturity                        14,560          12,125         14,002         25,974          25,183
     FHLB stock - at cost                       2,814           2,013          1,182          1,099           1,029
     Loans receivable - net                   171,346         127,396        116,749        100,758          91,246
     Deposits                                 154,647         142,832        128,554        117,898         134,790
     Borrowings                                52,430          39,570         17,489          5,260              --
     Shareholders' equity (2)                  26,283          26,388         33,479         37,502          14,394

                                                                 Year ended September 30,
Summary of earnings:                          1998          1997            1996            1995           1994
                                         ------------   -------------    -----------   ------------    --------
                                                         (In thousands except per share data)
Interest and dividend income             $     16,219   $      13,773   $     12,665   $     11,139    $      9,239
Interest expense                               10,348           8,149          6,819          5,236           4,631
                                         ------------   -------------   ------------   ------------    ------------
Net interest income                             5,871           5,624          5,846          5,903           4,608
Provision for loan losses                         229              75            154             64              42
                                         ------------   -------------   ------------   ------------    ------------
Net interest income after
  provision for loan losses                     5,642           5,549          5,692          5,839           4,566
Noninterest income                                796             497            457            257             247
Noninterest expense                             4,146           3,959          4,410          3,300           2,751
                                         ------------   -------------   ------------   ------------    ------------
Income before income tax                        2,292           2,087          1,739          2,796           2,062
Income tax expense                                790             709            595            947             680
                                         ------------   -------------   ------------   ------------    ------------
Net income                               $      1,502   $       1,378   $      1,144   $      1,849    $      1,382
                                         ============   =============   ============   ============    ============

Earnings per common share (3)
     Basic                               $        .72   $        .65    $        .51   $        .77
                                         ============   ============    ============   ============
     Diluted                             $        .71   $        .65    $        .50   $        .77
                                         ============   ============    ============   ============

Dividends declared per share (3)         $        .60   $       3.09    $       1.43   $        .19
                                         ============   ============    ============   ============
------------------------

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

                                                          At or for the year ended September 30,
                                         -----------------------------------------------------------------------
                                              1998          1997            1996            1995           1994
                                         ------------   -------------    -----------   ------------    --------
Selected financial ratios:
Interest rate spread
(difference between average yield
  on interest-earning assets and
  average cost of interest-
  bearing liabilities)                         2.16%         2.42%           2.55%           2.95%         3.37%
Net interest margin (net
  interest income as a
  percentage of average
  interest-earning assets)                     2.68          3.08            3.50            4.01          3.74
Return on equity (net earnings
  divided by average equity)                   5.82          5.08            3.28            5.01         10.13
Return on assets (net earnings
  divided by average total assets)             0.67          0.73            0.67            1.22          1.09
Equity-to-assets ratio (average
  equity divided by average total
  assets)                                     11.47         14.46           20.36           24.36         10.74
Allowance for loan losses as a
  percentage of nonperforming
  loans                                       61.40         90.06           81.57           64.04         94.14


QUARTERLY FINANCIAL DATA

The following table is a summary of selected quarterly results of operations for the years ended September 30, 1998 and 1997.

                                                                                Three months ended
                                                                                ------------------
September 30, 1998                                  December 31,      March 31,         June 30,       September 30,
                                                    ------------      ---------         --------       -------------
                                                                        (In thousands except per share data)

Interest and dividend income                       $     3,926       $     3,979      $     4,157       $     4,157
Interest expense                                         2,470             2,520            2,657             2,701
                                                   -----------       -----------      -----------       -----------
Net interest income                                      1,456             1,459            1,500             1,456
Provision for loan losses                                   24                60              110                35
                                                   -----------       -----------      -----------       -----------
Net interest income after
  provision for loan losses                              1,432             1,399            1,390             1,421
Noninterest income                                          79               254              311               152
Noninterest expense                                      1,065             1,020            1,014             1,047
                                                   -----------       -----------      -----------       -----------
Income before income tax                                   446               633              687               526
Income tax expense                                         155               219              238               178
                                                   -----------       -----------      -----------       -----------
Net income                                         $       291       $       414      $       449       $       348
                                                   ===========       ===========      ===========       ===========

Earnings per share
  Basic                                            $       .14       $      .20       $       .21       $      .17
                                                   ===========       ==========       ===========       ==========
  Diluted                                          $       .14       $      .20       $       .21       $      .16
                                                   ===========       ==========       ===========       ==========

Dividends declared per share                       $       .15       $      .15       $       .15       $      .15
                                                   ===========       ==========       ===========       ==========

                                                                        Three months ended
                                                                        ------------------
September 30, 1997                                  December 31,      March 31,         June 30,       September 30,
                                                    ------------      ---------         --------       -------------
                                                                  (In thousands except per share data)

Interest and dividend income                       $     3,301       $     3,223      $     3,516       $     3,733
Interest expense                                         1,883             1,871            2,086             2,309
                                                   -----------       -----------      -----------       -----------
Net interest income                                      1,418             1,352            1,430             1,424
Provision for loan losses                                   20                21               32                 2
                                                   -----------       -----------      -----------       -----------
Net interest income after
  provision for loan losses                              1,398             1,331            1,398             1,422
Noninterest income                                         211                67              102               117
Noninterest expense                                      1,010               971              961             1,017
                                                   -----------       -----------      -----------       -----------
Income before income tax                                   599               427              539               522
Income tax expense                                         204               144              183               178
                                                   -----------       -----------      -----------       -----------
Net income                                         $       395       $       283      $       356       $       344
                                                   ===========       ===========      ===========       ===========

Earnings per share
  Basic                                            $       .18       $      .13       $       .17       $      .17
                                                   ===========       ==========       ===========       ==========
  Diluted                                          $       .18       $      .13       $       .17       $      .17
                                                   ===========       ==========       ===========       ==========

Dividends declared per share                       $      2.64       $      .15       $       .15       $      .15
                                                   ===========       ===========      ===========       ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

In the following pages, management presents an analysis of the Corporation's financial condition and results of operations as of and for the year ended September 30, 1998, compared to prior years. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the financial statements and related footnotes and the selected financial data included elsewhere in this report.

The Bank is principally engaged in the business of making permanent first mortgage loans secured by 1-4 family residential real estate located in the Bank's designated lending area. The Bank also originates loans for the construction of 1-4 family residential real estate and loans secured by multifamily real estate (over four units) and nonresidential real estate. The origination of consumer loans, including unsecured loans and loans secured by deposits, automobiles, recreational vehicles and boats, and home improvement and commercial loans constitutes a small portion of the Bank's lending activities. Loan funds are obtained primarily from savings deposits, which are insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC"), borrowings from the Federal Home Loan Bank (the "FHLB"), and loan and security repayments. In addition to originating loans, the Bank invests in U.S. Government and agency obligations, interest-bearing deposits in other financial institutions, mortgage-backed securities which include collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits ("REMICs").

FORWARD-LOOKING STATEMENTS

When used in this document, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projected," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Bank's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Bank's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors listed above could affect the Corporation's financial performance and could cause the Corporation's actual results for future periods to differ materially from any statements expressed with respect to future periods.

The Corportation does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ANALYSIS OF FINANCIAL CONDITION

The Corporation's assets totaled $235.3 million, at September 30, 1998, an increase of $25.3 million, or 12.1%, from $210.0 million at September 30, 1997 The growth in assets was primarily in loans. Such growth was funded with proceeds from securities sales and maturities and increased deposits and borrowed funds.

Total securities and FHLB stock decreased $16.5 million from $70.8 million at September 30, 1997, to $54.3 million at September 30, 1998. The decrease was due to $17.8 million in maturities and principal repayments combined with $15.3 million in sales of mortgage-backed securities available for sale. The sales were primarily made for interest rate risk strategy purposes. The decline was partly offset by $15.4 million in purchases as the majority of the proceeds from the aforementioned maturities, principal repayments and sales were reinvested in loans. Mortgage-backed securities include Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA") and Federal

National Mortgage Association ("FNMA") participation certificates and CMOs and REMICs. The majority of securities are classified as available for sale to provide the Corporation with the flexibility to move funds into loans as demand warrants. The mortgage-backed securities also provide the Corporation with a constant cash flow stream from principal repayments.

Management's strategy emphasizes investment in securities guaranteed by the U.S. Government and its agencies as a means to mediate credit risk. The investment strategy also includes purchasing variable-rate mortgage-backed security products with monthly payments and interest rates that adjust annually or more frequently to mediate interest rate risk.

The Corporation's investment policy limits investments in U.S. Treasury and government agency securities to securities with terms of ten years or less for fixed-rate investments and thirty years or less for variable-rate investments. Mortgage-backed securities guaranteed by FHLMC, GNMA or FNMA may have terms of up to forty years. Substantially all CMOs and REMICs are collateralized with FHLMC, GNMA or FNMA securities and may have terms of up to forty years. CMOs and REMICs must meet OTS guidelines and not be "high risk" at the time of purchase as defined by Thrift Bulletin No. 52. The Corporation has not invested in any derivative securities other than CMOs and REMICs.

Net loans receivable increased 34.5% from $127.4 million at September 30, 1997, to $171.3 million at September 30, 1998. The Corporation experienced increases in all loan types; however, the majority of the increase was in the real estate loan categories.

Loans secured by 1-4 family first mortgages increased from $108.9 million at September 30, 1997, to $138.5 million at September 30, 1998, as a result of a high volume of loan originations. Despite the high volume of originations, overall growth was partly constrained by the sale of a pool of 1-4 family first mortgage loans with a carrying value of $8.2 million. The loans were sold as a means to manage interest rate risk by reducing the Corporation's investment in various lower-yielding or longer-term, fixed-rate loans. The Corporation retained the right to service the loans for a fixed spread to provide an additional source of fee income. Construction and nonresidential real estate loans increased from $9.4 million and $6.2 million at September 30, 1997 to $16.4 million and $8.8 million at September 30, 1998. Changes in other types of real estate loans were not as significant. As interest rates have decreased slightly since September 30, 1997, the growth in real estate loans is primarily the result of customers refinancing their higher-rate loans from the Corporation's competitors. Additionally, continued economic expansion in the Corporation's market area has contributed to the net increase in loans. The Corporation has not changed its philosophy regarding pricing or underwriting standards during the period.

There were no loans classified as held for sale at September 30, 1998 and 1997.

The Corporation's consumer loan portfolio increased $1.3 million between September 30, 1997 and September 30, 1998. Consumer loans remain a small portion of the entire loan portfolio and represented only 2.3% and 2.1% of total loans at September 30, 1998 and 1997.

During the third quarter of fiscal 1997, the Corporation began originating commercial-purpose business loans secured by collateral other than real estate. At September 30, 1998 and 1997, commercial loans totaled $2.8 million and $575,000 and represented 1.6% and .4% of the Corporation's overall loan portfolio.

Total deposits increased $11.8 million, or 8.3%, from $142.8 million at September 30, 1997, to $154.6 million at September 30, 1998. The Corporation experienced a slight increase in passbook savings accounts even though, as a percentage of total deposits, such accounts have decreased from 11.5% at September 30, 1997, to 10.7% at September 30, 1998. Negotiable order of withdrawal ("NOW") and money market accounts have increased from $8.8 million and $7.1 million at September 30, 1997, to $10.7 million and $10.4 million at September 30, 1998. The increase in NOW and money market accounts was a result of an increase in the rates paid on such deposit types as management began to offer more attractive rates in comparison to its competitors in the latter part of fiscal 1998. Certificates of deposit increased $6.3 million, or 5.7%, and accounted for the majority of the overall deposit growth. Despite the increase in volume, the certificate of deposit portfolio slightly decreased from 77.4% of total deposits at September 30, 1997, to 75.6% at September 30, 1998. All of the certificates of deposit held at the Bank mature in less than five years. The overall growth in certificates of deposit has been due to normal operating procedures as the Corporation has not used special promotions to attract the increased volume.

Borrowed funds increased $12.8 million from $39.6 million at September 30, 1997, to $52.4 million at September 30, 1998. The increase due to new long term advances of $54.3 million was partially offset by principal repayments of $39.9 million and a net decrease in short-term advances under the Bank's cash management line of credit of $1.6 million. The Corporation used the increased borrowings to provide funding for its significant loan growth discussed above.


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

The Corporation's net income of $1,502,000 for 1998 represented a $124,000 increase from the $1,378,000 in net income for 1997. Similarly, basic earnings per share increased by $.07 per share from $.65 per share for 1997 to $.72 per share for 1998. Also, diluted earnings per share increased by $.06 per share from $.65 per share for 1997 to $.71 per share for 1998. The increase in earnings was primarily due to increases in net interest income and noninterest income partly offset by increases in the provision for loan losses and noninterest expense.

The Corporation's net income of $1,378,000 for 1997 represented a $234,000 increase from the $1,144,000 in net income for 1996. Similarly, basic earnings per share increased by $.14 per share from $.51 per share for 1996 to $.65 per share for 1997. Also, diluted earnings per share increased $.15 per share from $.50 per share for 1996 to $.65 per share for 1997. The increase in earnings was primarily due to the combination of a decrease in noninterest expense and a slight increase in noninterest income partially offset by a decrease in net interest income.

NET INTEREST INCOME. Net interest income is the largest component of the Corporation's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities.

Historically, the Corporation had only fixed-rate loans in its loan portfolio. Consequently in periods of rising interest rates, the Corporation's net interest spread is negatively affected because the interest rates paid on deposits increase at a faster pace than the rates earned on loans. As part of the Corporation's overall strategy to manage interest rate risk, management began to originate variable-rate mortgage loans in the latter quarters of fiscal 1995. As of September 30, 1998 and 1997, the Corporation had $26.2 million and $7.3 million in adjustable-rate mortgages. Additionally, the mortgage-backed securities portfolio has been structured so that substantially all of the mortgage-backed securities reprice on at least an annual basis.

The net interest income of the Corporation increased by $247,000 for 1998 compared to 1997. The increase in net interest income resulted from the Corporation's growth in assets. Additionally, the Corporation had a larger proportion of funds invested in higher-yielding loans as opposed to securities and interest-bearing deposits in other financial institutions. The increase in net interest income was mitigated by a higher cost of funds. The cost of funds increased due to an increase in the average level of borrowings and certificates of deposit. Management has employed strategies such as large, special dividends and common stock repurchase programs to reduce the excess capital position of the Corporation in an effort to improve its return on equity. As a result, deposits and borrowed funds have increased in order to continue funding the Corporation's growth. See "Yields Earned and Rates Paid."

The net interest income of the Corporation decreased by $223,000 for 1997 compared to 1996. The decrease in net interest income is primarily attributable to a decline in the ratio of average interest-earning assets to average interest-bearing liabilities combined with a decrease in the average interest rate spread from 2.55% in 1996 to 2.42% in 1997.

Interest and fees on loans totaled $11,937,000 for 1998 compared to $9,579,000 and $8,859,000 for 1997 and 1996. The increase in interest and fees on loans was due to higher average loans receivable balances, despite selling a pool of loans in 1998 and 1997, partially offset by a decrease in the average yield earned to 7.95% in 1998 from 8.17% in 1997and 8.25% in 1996.

Interest on mortgage-backed securities totaled $3,814,000 for 1998 compared to $3,528,000 and $2,995,000 for 1997 and 1996. The increases were due to increases in the average balance of mortgage-backed securities over the comparable periods, partially offset by a decrease in the average yield on mortgage-backed securities from 6.50% in 1996 to 6.45% in 1997 and 6.19% in 1998. The decrease in the yield is the result of most mortgage-backed securities repricing to lower yield levels due to declining market rates. Despite the negative effects in a declining interest rate environment, the variable-rate feature of these securities helps mitigate the Corporation's exposure to upward interest rate movements due to its primarily fixed-rate loan portfolio.

Interest on other securities totaled $230,000 for 1998 compared to $505,000 for 1997 and $629,000 for 1996. The decreases were the result of lower average balances of securities combined with decreases in the overall portfolio yield to 6.30% in 1998 from 6.40% in 1997 and 6.44% in 1996.

Interest paid on deposits totaled $7,574,000 in 1998 compared to $6,749,000 in 1997 and $6,199,000 in 1996. The increases resulted from higher average deposit balances over the comparable periods combined with an overall increase in the average cost of deposits to 5.09% in 1998 from 5.00% in 1997 and 4.99% in 1996. The increase in the average cost of deposits was a result of a larger percentage of average deposits being in high-yielding certificates of deposit as well as an increase in the yield on money market accounts from 2.94% in 1997 to 3.56% in 1998.

Interest on borrowed funds totaled $2,774,000 in 1998 compared to $1,400,000 in 1997 and $620,000 in 1996. The increase is the result of higher average balances of borrowed funds over each of the comparable periods. The Corporation uses the borrowings to provide for loan growth and long-term liquidity needs. Additionally, a portion of the funds are invested in mortgage-backed securities to leverage excess capital. The Corporation may make additional borrowings, as needed, to fund loan demand and mortgage-backed securities purchases.

PROVISION FOR LOAN LOSSES. The Corporation maintains an allowance for losses on loans in an amount which, in management's judgment, is adequate to absorb probable losses inherent in the loan portfolio. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors, including the performance of the Corporation's loan portfolio, the economy, changes in real estate values and interest rates and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio. The amount of the provision is based on management's regular review of the loan portfolio and consideration of such factors as historical loss experience, general prevailing economic conditions, changes in the size and composition of the loan portfolio and specific borrower considerations, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral.

Other than $115,000 in charge-offs during 1998, the Corporation has not experienced any significant charge-offs for the past several years. The majority of these charge-offs was related to a single loan relationship for which the Corporation maintained a specific valuation allowance. The Corporation's low historical charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a down payment of 20% of the lower of the sales price or appraised value of 1-4 family residential real estate loans, established income information and defined ratios of debt to income. Loans secured by real estate make up 96.1% of the Corporation's loan portfolio and loans secured by first mortgages on 1-4 family residential real estate constituted 78.0% of total loans at September 30, 1998. Notwithstanding the historical charge-off history, management believes that continuing to increase the allowance for losses on loans is prudent as total loans, particularly consumer and commercial loans, increase. Accordingly, management anticipates that it will continue its provisions to the allowance for losses on loans at current levels for the foreseeable future, provided the volume of nonperforming loans remains insignificant. The provision for loan losses totaled $229,000, $75,000 and $154,000 in 1998, 1997 and 1996. The
increase in the provision in 1998 was primarily the result of the growth in loans and to replenish the allowance for losses on loans after the charge-off discussed above.

NONINTEREST INCOME. Noninterest income totaled $796,000 in 1998 compared to $498,000 in 1997 and $457,000 in 1996. The increase in 1998 over 1997 was due to increases in service charges and other fees and increased gains on the sales of loans and available-for-sale securities. The increase in 1997 over 1996 was due to increases in service charges and other fees as well as other income while the effect of a $118,000 gain on the sale of loans was offset by a decrease in realized gains on the sales of available-for-sale securities. The increase in service charges and other fees has been due to growth in the Corporation's customer and deposit base as well as increases in various fees charged. The loan sales were primarily made for interest-rate risk strategy purposes while the securities sales were made for similar reasons as well as to provide funding for loan growth. Other changes in noninterest income were insignificant.

NONINTEREST EXPENSE. Noninterest expense totaled $4,146,000 in 1998 compared to $3,959,000 in 1997 and $4,410,000 in 1996. Federal deposit insurance premiums were the primary cause of the spike in non-interest expense in 1996. The Bank recognized an additional expense of $728,000 due to a special one-time assessment in September 1996, as a result of legislation passed to recapitalize the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). Since the SAIF was recapitalized, the Bank has paid significantly lower deposit insurance premiums.

Absent the effect of the special, one-time deposit insurance assessment, occupancy expense and salaries and employee benefits made up the remainder of the general increase over the comparable periods. Occupancy expense increased as a result of the new branch office in Brookville, Ohio, which opened during the latter part of fiscal 1997. Salaries and employee benefits increased due to annual merit increases, additional personnel to staff the new Brookville office and increased compensation expense related to the ESOP. Other changes in noninterest expense were not significant.

INCOME TAX EXPENSE. The volatility of income tax expense is primarily attributable to the change in income before income taxes. See Note 8 of the Notes to Consolidated Financial Statements. Income tax expense totaled $790,000 in 1998, $709,000 in 1997 and $595,000 in 1996 resulting in effective tax rates of 34.5%, 34.0% and 34.2%, respectively.

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

In August 1996, legislation was enacted that repealed the percentage of taxable income method of accounting used by many thrifts to calculate their bad debt reserve for federal income tax purposes. As a result, small thrifts, such as the Bank, are required to recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for tax years beginning after December 31, 1987. The legislation also required thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which has been delayed until the fiscal 1999 tax year as the Corporation meets certain residential lending requirements. At September 30, 1998, the Bank had $1.1 million in bad debt reserves subject to recapture for federal income tax purposes. The deferred tax liability related to the recapture has been previously established.


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

                                                             Year ended September 30,
                                ----------------------------------------------------------------------------------
                                           1998                        1997                       1996
                                -------------------------- -------------------------- ----------------------------
                                   Average   Interest         Average    Interest           Average  Interest
                                 outstanding  earned/ Yield/ outstanding earned/ Yield/   outstanding earned/ Yield/
                                   balance    paid   rate %    balance    paid   rate %     balance    paid   rate %
                                 ----------- ------  -----   ----------- ------- ------   ----------  -----  ------
                                                               (Dollars in thousands)
Interest-earning assets:
   Interest-bearing deposits in
     other financial
     institutions               $   1,166   $    58  4.97%  $   1,516   $   59   3.89% $   2,429   $   104   4.28%
   Securities available for
   sale (1)                         1,772       108  6.10       5,440      340   6.24      9,404       600   6.42
   Securities held to maturity      1,881       122  6.49       2,435      165   6.78        422        29   6.87
   Mortgage-backed securities
     available for sale (1)        45,950     2,816  6.13      41,535    2,716   6.52     30,797     1,991   6.48
   Mortgage-backed securities
     held to maturity              15,696       998  6.36      13,043      812   6.23     15,318     1,004   6.55
   Loans receivable (2)           150,186    11,937  7.95     117,194    9,579   8.17    107,321     8,859   8.25
   Federal Home Loan Bank stock     2,481       180  7.26       1,428      102   7.14      1,130        79   6.99
                                ---------   -------         ---------   ------         ---------   -------
     Total interest-earning
     assets                       219,312    16,219  7.40%    182,591   13,773   7.54%   166,821    12,666   7.60%
                                             ------                     ------                     -------

Noninterest-earning assets:         5,744                       5,205                      4,319
                                ---------                   ---------                  ---------

     Total assets               $ 225,056                   $ 187,796                  $ 171,140
                                =========                   =========                  =========

Interest-bearing liabilities:
   NOW accounts                 $  10,467   $   179  1.71%  $   9,101      166   1.82% $   8,451       160   1.89%
   Money market accounts            7,593       270  3.56       6,909      203   2.94      7,396       220   2.97
   Passbook savings accounts       16,529       420  2.54      16,804      419   2.49     17,498       439   2.51
   Certificates of deposit        114,326     6,705  5.86     102,270    5,961   5.83     90,873     5,380   5.92
                                ---------   -------         ---------   ------         ---------   -------
     Total deposits               148,915     7,574  5.09     135,084    6,749   5.00    124,218     6,199   4.99

   Borrowings                      48,744     2,774  5.69      24,179    1,400   5.79     10,751       620   5.77
                                ---------   -------         ---------   ------         ---------   -------

     Total interest-bearing
     liabilities                  197,659  10,348    5.24%    159,263    8,149   5.12%   134,969     6,819   5.05%
                                           ------                        -----                      -----

   Noninterest-bearing
     liabilities                    1,584                       1,386                      1,321
                                 --------                    --------                   --------

     Total liabilities            199,243                     160,649                    136,290

   Shareholders' equity            25,813                      27,147                     34,850
                                ---------                   ---------                  ---------

     Total liabilities &
       shareholders' equity     $ 225,056                   $ 187,796                  $ 171,140
                                =========                   =========                  =========

Net interest income;
  interest rate spread                      $ 5,871  2.16%              $5,624   2.42%             $ 5,847   2.55%
                                            =======  ====               ======   ====              =======   ====

Net interest margin (3)                              2.68%                       3.08%                       3.50%
                                                     ====                        ====                        ====

Average interest-earning assets to
  average interest-bearing
  liabilities                                      110.95%                     114.74%                     123.60%
                                                   ======                      ======                      ======
------------------------

(1) Average balance includes unrealized gains and losses while yield is based on amortized cost.

(2) Calculated net of deferred loan fees, loan discounts, loans in process and allowance for loan losses.

(3)  Net interest income as a percent of average interest-earnings assets.

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

                                                                         Year ended September 30,
                                                     --------------------------------------------------------------
                                                                1998 vs. 1997                  1997 vs. 1996
                                                     -------------------------------   ----------------------------
                                                          Increase                         Increase
                                                         (decrease)                       (decrease)
                                                           due to                           due to
                                                     -----------------                 ---------------
                                                     Volume      Rate       Total      Volume     Rate       Total
                                                     ------      ----       -----      ------     ----       -----
                                                                              (In thousands)

Interest income attributable to:
     Interest-bearing deposits in
       other financial institutions                $     (15)  $     14   $      (1)  $   (36)  $     (9)   $   (45)
     Securities available for sale                      (225)        (7)       (232)     (244)       (16)      (260)
     Securities held to maturity                         (36)        (7)        (43)      136         --        136
     Mortgage-backed securities
       available for sale                                269       (169)        100       713         12        725
     Mortgage-backed securities
       held to maturity                                  168         18         186      (144)       (48)      (192)
     Loans receivable                                  2,629       (271)      2,358       808        (88)       720
     Federal Home Loan Bank stock                         76          2          78        21          2         23
                                                   ---------   --------   ---------   -------   --------    -------

         Total interest income                         2,866       (420)      2,446     1,254       (147)     1,107
                                                   ---------   --------   ---------   -------   --------    -------

Interest expense attributable to:
     NOW accounts                                         24        (11)         13        12         (6)         6
     Money market accounts                                21         46          67       (14)        (3)       (17)
     Passbook savings accounts                            (7)         8           1       (17)        (3)       (20)
     Certificates of deposit                             707         37         744       665        (84)       581
     Borrowings                                        1,398        (24)      1,374       777          3        780
                                                   ---------   --------   ---------   -------   --------    -------

         Total interest expense                        2,143         56       2,199     1,423        (93)     1,330
                                                   ---------   --------   ---------   -------   --------    -------

Increase (decrease) in net
  interest income                                  $     723   $   (476)  $     247   $  (169)  $    (54)   $  (223)
                                                   =========   ========   =========   =======   ========    =======


ASSET AND LIABILITY MANAGEMENT AND MARKET RISK

The Bank's primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. Interest rate risk is the risk that the Bank's financial condition will be adversely affected due to movements in interest rates. The income of financial institutions is primarily derived from the excess of interest earned on interest-earning assets over the interest paid on interest-bearing liabilities. Accordingly, the Bank places great importance on monitoring and controlling interest rate risk.

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

As of September 30, 1998, 2% of the present value of the Bank's assets was approximately $4,768,000. Because the interest rate risk of a 200 basis point increase in market interest rates (which was greater than the interest rate risk of a 200 basis point decrease) was $7,777,000 at September 30, 1998, the Bank would have been required to deduct approximately $1,505,000 (50% of the approximate $3,009,000 difference) from its capital in determining whether the Bank met its risk-based capital requirement. Regardless of such reduction, however, the Bank's risk-based capital at September 30, 1998, would still have exceeded the regulatory requirement by approximately $11,183,000.

Presented below, as of September 30, 1998 and 1997, is an analysis of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates. The table also contains policy limits set by the Board of Directors of the Bank as the maximum change in NPV that the Board of Directors deems advisable in the event of various changes in interest rates. Such limits are established with consideration of the dollar impact of various rate changes and the Bank's strong capital position.

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

                                                         September 30, 1998               September 30, 1997
                                                   -----------------------------    ------------------------
    Change in Interest Rate       Board limit         $ change        % change        $ change          % change
        (Basis Points)             % change            in NPV          in NPV          in NPV            in NPV
    -----------------------       -----------         --------        -------        ---------          --------
                                               (Dollars in thousands)
            +300                     (40)%             (13,003)         (53)%       $   (15,466)         (60)%
            +200                     (30)               (7,777)         (31)             (9,964)         (39)
            +100                     (15)               (3,220)         (13)             (4,682)         (18)
               0                       0                     0            0                   0            0
            -100                      15                 1,581            6               3,337           13
            -200                      20                 2,841           11               4,946           19
            -300                      25                 4,369           18               6,163           24

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

At September 30, 1998 and 1997, the Bank exceeded the Board limit percentage change for an increase in interest rates of 200 and 300 basis points. As part of management's overall strategy to manage interest rate risk, the mortgage-backed security portfolio was structured so that substantially all of the mortgage-backed securities reprice on at least an annual basis. In addition, management has increased consumer and commercial lending although such loans still remain a small percentage of the overall loan portfolio. Consumer loans typically have a significantly shorter weighted average maturity and offer less exposure to interest rate risk while commercial loans primarily carry variable interest rates which are tied to a market index. In addition, management is continuing to originate variable-rate mortgage loans as an additional tool to manage interest rate risk. Variable-rate loans increased from $7.3 million at September 30, 1997 to $26.2 million at September 30, 1998. Additionally, during 1998 and 1997, the Bank sold pools of fixed-rate mortgage loans and invested the funds in shorter-term fixed-rate loans, variable-rate loans and adjustable-rate mortgage-backed securities which have less exposure to interest rate risk.


LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the years ended September 30, 1998, 1997 and 1996.

                                                                                 Year Ended September 30,
                                                                   ------------------------------------------------
                                                                        1998              1997             1996
                                                                   -------------     ------------      ------------
                                                                                      (In thousands)

Net income                                                         $       1,502     $      1,378      $      1,144
Adjustments to reconcile net income to net cash from
  operating activities                                                       961             (323)              392
                                                                   -------------     ------------      ------------

Net cash from operating activities                                         2,463            1,055             1,536
Net cash from investment activities                                      (26,921)         (24,074)          (19,350)
Net cash from financing activities                                        22,403           27,351            17,414
                                                                   -------------     ------------      ------------

Net change in cash and cash equivalents                                   (2,055)           4,332              (400)
Cash and cash equivalents at beginning of period                           5,633            1,301             1,701
                                                                   -------------     ------------      ------------

Cash and cash equivalents at end of period                         $       3,578     $      5,633      $      1,301
                                                                   =============     ============      ============

The Corporation's principal sources of funds are deposits, loan and securities repayments, maturities of securities, sales of securities available for sale and other funds provided by operations. The Bank also has the ability to borrow from the FHLB. While scheduled loan repayments and maturing securities are relatively predictable, deposit flows and early loan and mortgage-backed security prepayments are more influenced by interest rates, general economic conditions, and competition. The Corporation maintains investments in liquid assets based upon management's assessment of (1) need for funds, (2) expected deposit flows,
(3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program.

OTS regulations presently require the Bank to maintain an average daily balance of investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less in an amount equal to 4% of the sum of the Bank's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds upon which the Bank may rely, if necessary, to fund deposit withdrawals or other short-term funding needs. At September 30, 1998, the Bank's regulatory liquidity ratio was 36.9%. At such date, the Bank had commitments to originate fixed-rate loans totaling $1,516,000. The Bank had no commitments to originate variable-rate loans and no commitments to purchase or sell loans. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs.

The Bank is required by OTS regulations to meet certain minimum capital requirements, which must be generally as stringent as the requirements established for commercial banks. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which for the Bank consists solely of tangible capital) of 3.0% of adjusted total assets and risk-based capital (which for the Bank consists of core capital and general valuation allowances) of 8% of risk-weighted assets (assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk). The following table indicates the requirement for core capital is 4.0% because that is the level that the OTS prompt corrective action regulations require to be considered adequately capitalized.

The following table summarizes the Bank's regulatory capital requirements and actual capital at September 30, 1998.

                                                                                  Excess of Actual
                                                                                Capital Over Current
                              Actual capital          Current requirement            Requirement         Applicable
                           Amount      Percent      Amount        Percent        Amount     Percent      Asset Total
                           ------      -------      ------        -------        ------     -------      -----------
                                                       (Dollars in thousands)
Tangible Capital         $   21,681      9.3%      $   3,500      1.5%          $  18,181     7.8%      $   233,311
Core Capital                 21,681      9.3           9,332      4.0              12,349     5.3           233,311
Risk-based Capital           22,323     18.5           9,635      8.0              12,688    10.5           120,434

At September 30, 1998, the Corporation had no material commitments for capital expenditures.

In October 1998, the Board of Directors of the Corporation authorized the purchase of up to 5% of the Corporation's outstanding common shares over a twelve-month period. The shares will be purchased in the over-the-counter market. The number of shares to be purchased and the price to be paid will depend upon the availability of shares, the prevailing market prices and any other considerations which may, in the opinion of the Corporation's Board of Directors or management, affect the advisability of purchasing shares.


YEAR 2000 ISSUE

The Banks lending and deposit activities are almost entirely dependent upon computer systems which process and record transactions, although the Bank can effectively operate with manual systems for brief periods when its electronic systems malfunction or cannot be accessed. The Bank utilizes the services of a nationally-recognized data processing service bureau which specializes in data processing for financial institutions. In addition to its basic operating activities, the Bank's facilities and infrastructure, such as security systems and communications equipment, are dependent, to varying degrees, upon computer systems.

The Bank is aware of the potential Year 2000 related problems that may affect the computers which control or operate Bank's operating systems, facilities and infrastructure. In 1997, the Bank began a process of identifying any Year 2000 related problems that may be experienced by its computer-operated or computer-dependent systems. The Bank has contacted the companies that supply or service the Bank's computer-operated or computer-dependent systems to obtain confirmation that each system that is material to the operations of the Bank is either currently Year 2000 compliant or is expected to be Year 2000 compliant. With respect to systems that cannot presently be confirmed as Year 2000 compliant, the Bank will continue to work with the appropriate supplier or servicer to ensure all such systems will be rendered compliant in a timely manner, with minimal expense or disruption of the Bank's operations. All of the identified computer systems affected by the Year 2000 issue are currently in the renovation, validation or implementation phase of the process of becoming Year 2000 compliant. The Bank has identified various companies whose services are deemed critical to the mission of the Bank and received assurances that such companies will be Year 2000 compliant.

As a contingency plan, the Bank has determined that if such service providers were to have their systems fail, the Bank would implement manual systems until such systems could be re-established. The Bank does not anticipate that such short-term manual systems would have a material adverse effect on the Bank's operations. The expense of any change in suppliers or servicers is not expected to be material to the Bank. The Bank has examined its computer hardware and software and determined it will cost approximately $55,000 to make such systems Year 2000 compliant. Of that amount, the Bank has already spent $13,000. At this time, however, any additional expense that may be incurred by the Bank in connection with Year 2000 issues cannot be determined.

In addition to the possible expense related to its own systems, the Bank could incur losses if loan payments are delayed due to Year 2000 problems affecting any of the Bank's significant borrowers or impairing the payroll systems of large employers in the Bank's primary market area. Because the Bank's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and the Bank's primary market area is not significantly dependent on one employer or industry, the Bank does not expect any significant or prolonged Year 2000 related difficulties will affect net earnings or cash flow.


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

SFAS NO. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" - SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS 133 does not allow hedging of a security which is classified as held to maturity, accordingly, upon adoption of SFAS 133, companies may reclassify any security from held to maturity to available for sale if they wish to be able to hedge the security in the future. SFAS 133 is effective for fiscal years beginning after June 15, 1999 with early adoption encouraged for any fiscal quarter beginning July 1, 1998 or later, with no retroactive application. Management does not expect the adoption SFAS 133 to have a significant impact on the Corporation's financial statements.

SFAS NO. 134 "ACCOUNTING FOR MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISE"
- SFAS 134 changes the way companies involved in mortgage banking account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. SFAS 134 allows any retained mortgage-backed securities after a securitization of mortgage loans held for sale to be classified based on holding intent in accordance with SFAS 115 except in cases where the retained mortgage-backed security is committed to be sold before or during the securitization process in which case it must be classified as trading. Previously, all retained mortgage-backed securities were required to be classified as trading. SFAS 134 will be effective on January 1, 1999 and is not expected to have a significant impact on the Corporation's financial statements.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is included under the heading "Asset and Liability Management and Market Risk" in Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations," on pages 47 through 49 of this document.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Milton Federal Financial Corporation
West Milton, Ohio

We have audited the accompanying consolidated balance sheets of Milton Federal Financial Corporation as of September 30, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Milton Federal Financial Corporation as of September 30, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.




                                                   Crowe, Chizek and Company LLP

Columbus, Ohio
October 16, 1998

                      MILTON FEDERAL FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 1998 and 1997

--------------------------------------------------------------------------------

                                                                                     1998                 1997
                                                                                     ----                 ----
ASSETS
Cash and amounts due from depository institutions                             $      1,049,982     $        696,629
Overnight deposits in other financial institutions                                   2,200,000            3,500,000
Interest-bearing deposits in other financial institutions                              327,941            1,436,490
                                                                              ----------------     ----------------
     Total cash and cash equivalents                                                 3,577,923            5,633,119
Securities available for sale                                                           15,000            5,519,885
Securities held to maturity (Estimated fair value of $3,260,087 in 1997)                    --            3,254,385
Mortgage-backed securities available for sale                                       36,897,196           47,842,476
Mortgage-backed securities held to maturity (Estimated fair value
  of $14,528,202 in 1998 and $12,055,248 in 1997)                                   14,559,907           12,125,253
Federal Home Loan Bank stock                                                         2,814,200            2,013,200
Loans, net                                                                         171,346,497          127,395,541
Premises and equipment, net                                                          2,739,778            2,734,708
Cash surrender value of life insurance                                               1,593,383            1,524,502
Accrued interest receivable                                                          1,225,037            1,184,122
Other assets                                                                           506,702              730,547
                                                                              ----------------     ----------------
         Total assets                                                         $    235,275,623     $    209,957,738
                                                                              ================     ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits                                                                      $    154,647,142     $    142,831,783
Borrowed funds                                                                      52,430,023           39,569,906
Advance payments by borrowers for taxes and insurance                                  258,357              165,805
Accrued interest payable                                                               284,706              192,195
Other liabilities                                                                    1,372,169              810,179
                                                                              ----------------     ----------------
         Total liabilities                                                         208,992,397          183,569,868

Shareholders' equity
Preferred stock, no par value, 1,000,000 shares authorized,
  none outstanding
Common stock, no par value, 9,000,000 shares authorized,
  2,578,875 shares issued
Additional paid-in capital                                                          25,143,563           25,017,419
Retained earnings                                                                    8,167,236            7,975,535
Treasury stock, 342,039 shares in 1998 and 274,039 shares in 1997,
  at cost                                                                           (5,104,494)          (4,050,307)
Unearned employee stock ownership plan shares                                       (1,199,087)          (1,444,169)
Unearned recognition and retention plan shares                                        (839,194)          (1,054,575)
Unrealized gain (loss) on securities available for sale, net of tax                    115,202              (56,033)
                                                                              ----------------     ----------------
     Total shareholders' equity                                                     26,283,226           26,387,870
                                                                              ----------------     ----------------
         Total liabilities and shareholders' equity                           $    235,275,623     $    209,957,738
                                                                              ================     ================

          See accompanying notes to consolidated financial statements.

                      MILTON FEDERAL FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended September 30, 1998, 1997 and 1996

--------------------------------------------------------------------------------

                                                                   1998               1997                1996
                                                                   ----               ----                ----
INTEREST AND DIVIDEND INCOME
     Loans, including fees                                   $   11,937,278      $    9,578,767     $     8,858,805
     Mortgage-backed securities                                   3,813,971           3,528,348           2,995,124
     Other securities                                               229,994             505,254             628,619
     Interest-bearing deposits and overnight funds                   57,703              58,696             103,790
     Dividends on Federal Home Loan Bank
       stock                                                        179,692             101,880              79,152
                                                             --------------      --------------     ---------------
         Total interest income                                   16,218,638          13,772,945          12,665,490

INTEREST EXPENSE
     Deposits                                                     7,574,249           6,749,161           6,199,016
     Borrowed funds                                               2,773,629           1,399,995             619,790
                                                             --------------      --------------     ---------------
         Total interest expense                                  10,347,878           8,149,156           6,818,806
                                                             --------------      --------------     ---------------

NET INTEREST INCOME                                               5,870,760           5,623,789           5,846,684

Provision for loan losses                                           229,000              75,000             154,300
                                                             --------------      --------------     ---------------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                                     5,641,760           5,548,789           5,692,384

NONINTEREST INCOME
     Service charges and other fees                                 215,542             147,232             131,696
     Net gain on sale of loans                                      207,662             118,281                  --
     Net realized gain on sale of available for sale
       securities                                                   247,996             115,072             225,797
     Other income                                                   125,110             117,209              99,498
                                                             --------------      --------------     ---------------
         Total noninterest income                                   796,310             497,794             456,991

NONINTEREST EXPENSE
     Salaries and employee benefits                               2,419,868           2,295,007           1,958,788
     Occupancy                                                      387,626             289,902             283,422
     Data processing services                                       220,504             179,096             158,180
     Federal deposit insurance premiums                              89,547             121,044           1,003,897
     State franchise taxes                                          350,175             371,575             372,980
     Advertising                                                     67,782              57,541              42,472
     Other expenses                                                 610,071             644,980             590,658
                                                             --------------      --------------     ---------------
         Total noninterest expense                                4,145,573           3,959,145           4,410,397
                                                             --------------      --------------     ---------------

INCOME BEFORE INCOME TAX                                          2,292,497           2,087,438           1,738,978

Income tax expense                                                  790,000             709,000             595,000
                                                             --------------      --------------     ---------------

NET INCOME                                                   $    1,502,497      $    1,378,438     $     1,143,978
                                                             ==============      ==============     ===============

Earnings per common share - Basic                            $          .72      $          .65     $           .51
                                                             ==============      ==============     ===============
Earnings per common share - Diluted                          $          .71      $          .65     $           .50
                                                             ==============      ==============     ===============

          See accompanying notes to consolidated financial statements.

                      MILTON FEDERAL FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 Years ended September 30, 1998, 1997 and 1996

--------------------------------------------------------------------------------

                                                                                          Unrealized
                                                                                        Gain (Loss) on
                                 Additional                                 Unearned      Securities
                                   Paid-In       Retained   Treasury    Employee Benefit   Available
                                   Capital       Earnings     Stock        Plan Shares     for Sale        Total
                                   -------       --------     -----        -----------     --------        -----

Balance, October 1, 1995       $ 24,880,297    $15,787,634  $         --   $ (3,341,075) $   175,601   $ 37,502,457

Net income for the year
  ended September 30, 1996                       1,143,978                                                1,143,978

Cash dividends -
  $1.43 per share                               (3,396,332)                                              (3,396,332)

Commitment to release
  19,124  employee stock
  ownership plan shares              71,394                                     205,257                     276,651

14,957 shares earned under
  recognition and retention
  plan                                                                          215,382                     215,382

Purchase 128,943 shares
  of treasury stock at cost                                   (1,997,640)                                (1,997,640)

Change in unrealized gain
  (loss) on securities
  available for sale                                                                        (265,093)      (265,093)
                              -------------    -----------  ------------   ------------  -----------   ------------

Balance, September 30, 1996      24,951,691     13,535,280    (1,997,640)    (2,920,436)     (89,492)    33,479,403

Net income for the year
  ended September 30, 1997                       1,378,438                                                1,378,438

Cash dividends -
  $3.09 per share                               (6,938,183)                                              (6,938,183)

Commitment to release
  19,124  employee stock
  ownership plan shares              62,719                                     206,310                     269,029

14,957 shares earned under
  recognition and retention
  plan                                                                          215,382                     215,382

Tax benefit realized on
  vesting of recognition and
  retention plan shares               3,009                                                                   3,009

Purchase 145,096 shares
  of treasury stock at cost                                   (2,052,667)                                (2,052,667)

Change in unrealized gain
  (loss) on securities
  available for sale                                                                          33,459         33,459
                              -------------    -----------  ------------   ------------  -----------   ------------

Balance, September 30, 1997      25,017,419      7,975,535    (4,050,307)    (2,498,744)     (56,033)    26,387,870

--------------------------------------------------------------------------------
                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CONTINUED)
                 Years ended September 30, 1998, 1997 and 1996

--------------------------------------------------------------------------------

                                                                                          Unrealized
                                                                                        Gain (Loss) on
                                 Additional                                 Unearned      Securities
                                   Paid-In       Retained   Treasury    Employee Benefit   Available
                                   Capital       Earnings     Stock        Plan Shares     for Sale        Total
                                   -------       --------     -----        -----------     --------        -----

Balance, September 30, 1997    $ 25,017,419    $ 7,975,535  $ (4,050,307)  $ (2,498,744) $   (56,033)  $ 26,387,870

Net income for the year
  ended September 30, 1998                       1,502,497                                                1,502,497

Cash dividends -
  $.60 per share                                (1,310,796)                                              (1,310,796)

Commitment to release
  20,931  employee stock
  ownership plan shares              94,333                                     245,082                     339,415

14,957 shares earned under
  recognition and retention
  plan                                                                          215,381                     215,381

Tax benefit realized on
  vesting of recognition and
  retention plan shares              31,811                                                                  31,811

Purchase 68,000 shares
  of treasury stock at cost                                   (1,054,187)                                (1,054,187)

Change in unrealized gain
  (loss) on securities
  available for sale                                                                         171,235        171,235
                              -------------    -----------  ------------   ------------  -----------   ------------

Balance, September 30, 1998   $  25,143,563    $ 8,167,236  $ (5,104,494)  $ (2,038,281) $   115,202   $ 26,283,226
                              =============    ===========  ============   ============  ===========   ============

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                      MILTON FEDERAL FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years ended September 30, 1998, 1997 and 1996

--------------------------------------------------------------------------------

                                                                     1998               1997               1996
                                                                     ----               ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                               $    1,502,497      $    1,378,438     $    1,143,978
     Adjustments to reconcile net income to net
       cash from operating activities
         Amortization of deferred loan
           origination fees                                         (160,278)            (97,093)          (133,449)
         Amortization of premiums, accretion
           of discounts, net                                          45,205              24,759             43,407
         Amortization of mortgage servicing rights                    29,019               6,894                 --
         Provision for loan losses                                   229,000              75,000            154,300
         Depreciation                                                214,952             151,028            145,234
         Increase in cash value of life insurance                    (68,881)            (69,009)           (66,638)
         Net realized gain on sale of available for sale
           securities                                               (247,996)           (115,072)          (225,797)
         Net gain on sale of loans                                  (207,662)           (118,281)                --
         Federal Home Loan Bank stock dividend                      (179,600)           (101,700)           (78,900)
         Compensation expense on ESOP shares                         339,415             269,029            276,651
         Compensation expense on RRP shares                          215,381             215,382            215,382
         Tax benefit realized on vesting of RRP shares                31,811               3,009                 --
         Deferred tax expense (benefit)                               52,035             284,289           (304,334)
         Net change in accrued interest receivable
           and other assets                                          153,911            (385,058)          (440,672)
         Net change in accrued interest payable
           and other liabilities                                     514,255            (466,500)           806,505
                                                              --------------      ---------------    --------------
              Net cash from operating activities                   2,463,064           1,055,115          1,535,667

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                                        --          (5,000,000)        (4,503,769)
         Proceeds from maturities                                  5,500,000           6,000,000          7,000,000
         Proceeds from sales                                              --           2,000,000                 --
     Securities held to maturity
         Purchases                                                (1,000,000)         (4,006,975)          (500,000)
         Proceeds from maturities                                  4,250,000           1,250,000                 --
     Mortgage-backed securities available for sale
         Purchases                                                (9,693,205)        (31,287,712)       (21,889,791)
         Proceeds from principal payments                          5,836,810             855,042          2,182,385
         Proceeds from sales                                      15,321,317          16,785,046         11,788,658
     Mortgage-backed securities held to maturity
         Purchases                                                (4,661,533)                 --                 --
         Proceeds from principal payments                          2,178,744           1,836,696          2,831,653
     Purchase of Federal Home Loan Bank stock                       (621,400)           (730,000)            (3,200)
     Increase in loans, net                                      (52,246,154)        (20,883,830)       (16,012,093)
     Proceeds from sale of loans                                   8,434,138          10,377,554                 --
     Premises and equipment expenditures                            (220,022)         (1,344,060)          (243,364)
     Proceeds from sale of real estate owned                              --              74,710                 --
                                                              --------------      --------------     --------------
         Net cash from investing activities                      (26,921,305)       (24,073,529)        (19,349,521)

--------------------------------------------------------------------------------
                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  Years ended September 30, 1998, 1997 and 1996

--------------------------------------------------------------------------------

                                                                     1998              1997                1996
                                                                     ----              ----                ----
CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                   $   11,815,359      $  14,277,676      $   10,656,199
     Net change in advance payments by
       borrowers for taxes and insurance                              92,552            (17,005)            (77,307)
     Net change in short-term borrowings                          (1,600,000)        (1,600,000)          2,200,000
     Long-term advances from Federal Home
       Loan Bank                                                  54,320,000         24,975,000          10,120,000
     Principal payments on long-term Federal
       Home Loan Bank advances                                   (39,859,883)        (1,294,297)            (90,797)
     Cash dividends paid                                          (1,310,796)        (6,938,183)         (3,396,332)
     Purchase of treasury stock                                   (1,054,187)        (2,052,667)         (1,997,640)
                                                              --------------      --------------     --------------
         Net cash from financing activities                       22,403,045         27,350,524          17,414,123
                                                              --------------      -------------      --------------

Net change in cash and cash equivalents                           (2,055,196)         4,332,110            (399,731)

Cash and cash equivalents at beginning
  of year                                                          5,633,119          1,301,009           1,700,740
                                                              ---------------    ---------------     --------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                      $    3,577,923      $   5,633,119      $    1,301,009
                                                              ==============      =============      ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
     Cash paid during the year for
         Interest                                             $   10,255,367      $   8,061,779      $    6,741,178
         Income taxes                                                858,317            398,000             932,000
     Noncash activities
         Transfers of mortgage-backed securities
           from held to maturity to available for
           sale as allowed by the SFAS No. 115
           implementation guide                                           --                 --           9,090,701

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1998, 1997 and 1996

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

NATURE OF OPERATIONS: The Corporation is a thrift holding company and through its subsidiary Bank, is engaged in the business of commercial and retail banking services with operations conducted through its main office in West Milton, Ohio and its full-service branch offices located in Englewood, Brookville and Tipp City, Ohio. Miami, Montgomery and Darke Counties provide the source of substantially all of the Bank's deposit and lending activities.

USE OF ESTIMATES: To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided and future results could differ. The allowance for losses on loans, fair values of financial instruments and status of contingencies are particularly subject to change.

SECURITIES: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in shareholders' equity, net of tax. Securities are classified as trading when held for short-term periods in anticipation of market gains and are carried at fair value. Securities are written down to fair value when a decline in fair value is not considered temporary.

Gains and losses on sales are determined using the amortized cost of the specific security sold. Interest income includes amortization of purchase premiums and discounts.

LOANS: Loans are reported at the principal balance outstanding, net of deferred loan fees and costs, loans in process and the allowance for losses on loans. Interest income is reported on the interest method and includes the amortization of net deferred loan fees and costs over the loan term.

Interest income is not reported when full loan repayment is in doubt, typically when payments are past due over 90 days (180 days for residential mortgages). Payments received on such loans are reported as principal reductions.

ALLOWANCE FOR LOSSES ON LOANS: The allowance for losses on loans is a valuation allowance, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1998, 1997 and 1996

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loan impairment is reported when full payment under the loan terms is not expected. The carrying values of impaired loans are reduced to the present value of expected future cash flows, or to the fair value of collateral if the loan is collateral dependent, by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as part of the provision for loan losses.

Loan impairment is evaluated in total for smaller-balance loans of similar nature such as residential first mortgage loans secured by 1-4 family residences, residential construction loans, automobile, home equity and second mortgage loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when the internal grading system indicates a doubtful classification. The carrying values of impaired loans are periodically adjusted to reflect cash payments, revised estimates of future cash flows and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such. Other cash payments are reported as reductions in carrying value, while increases or decreases due to changes in future payments and due to the passage of time are reported as part of the provision for loan losses.

PREMISES AND EQUIPMENT: Asset cost is reported net of accumulated depreciation. Depreciation expense is calculated using a straight line method based on the estimated useful lives of the assets. These assets are reviewed for impairment when events indicate the carrying amount may not be recoverable.
Maintenance and repairs are charged to expense as incurred and improvements are capitalized.

REAL ESTATE OWNED: Real estate acquired in settlement of a loan is initially reported at estimated fair value at acquisition. Any reduction to fair value from the carrying value of the related loan at the time the property is acquired is accounted for as a loan charge-off. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in the net gain or loss on other real estate included in "Other income" on the accompanying consolidated statements of income.

MORTGAGE SERVICING RIGHTS: The Corporation adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights," (superseded by SFAS No. 125) on October 1, 1996. Mortgage servicing rights represent the allocated value of servicing rights retained on loans sold. Mortgage servicing rights are expensed in proportion to, and over the period of, estimated servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance.

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


--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1998, 1997 and 1996

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

CONCENTRATIONS OF CREDIT RISK: The Bank grants loans to customers located primarily in Miami, Montgomery and Darke Counties. At year-end 1998 and 1997, approximately 85.2% and 94.3% of the loans in the Bank's loan portfolio had interest rates fixed until the maturity of the loans.

At year-end 1998 and 1997, the Bank had interest-bearing deposits and overnight deposits in the Federal Home Loan Bank ("FHLB") of Cincinnati totaling $2,527,941 and $3,682,264 and owned stock in the FHLB with a carrying value of $2,814,200 and $2,013,200.

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

EARNINGS PER COMMON SHARE: The Corporation adopted SFAS No. 128, "Earnings Per Share," on December 31, 1997. SFAS No. 128 requires dual presentation of basic and diluted earnings per share ("EPS") for entities with complex capital structures. All prior EPS data has been restated to conform to the new method. Basic EPS is based on net income divided by the weighted average number of shares outstanding during the period. Diluted EPS includes the dilutive effect of stock options granted and unearned recognition and retention plan ("RRP") shares using the treasury stock method. Unreleased ESOP shares are not considered to be outstanding shares for the purpose of determining the weighted average number of shares used in the earnings per common share calculation.

The weighted average number of common shares outstanding for basic and diluted earnings per share computations were as follows:

                                                                              1998           1997           1996
                                                                              ----           ----           ----
NUMERATOR:
     Net income                                                         $  1,502,497   $  1,378,438    $  1,143,978

DENOMINATOR:
     Weighted-average common shares outstanding (Basic)                    2,074,146      2,118,442       2,248,980
     Effect of stock options                                                  20,575          4,272          12,238
     Effect of unearned RRP shares                                            10,992          5,822           8,848
                                                                        ------------   ------------    ------------
     Weighted-average common shares outstanding (Diluted)                  2,105,713      2,128,536       2,270,066
                                                                        ============   ============    ============

RECLASSIFICATIONS: Some items in prior financial statements have been reclassified to conform with the current presentation.


--------------------------------------------------------------------------------
                                      -62-

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1998, 1997 and 1996

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES

Year-end securities were as follows:

                                                                       September 30, 1998
                                               --------------------------------------------------------------------
                                                                      Gross            Gross
                                                  Amortized        Unrealized       Unrealized            Fair
                                                    Cost              Gains           Losses              Value
                                                    ----              -----           ------              -----
SECURITIES AVAILABLE FOR SALE
Securities
     Equity securities                         $        15,000    $         -     $          --    $         15,000
                                               ===============    ===========     =============    ================
Mortgage-backed securities
     FNMA certificates                         $     1,866,456    $    32,980     $          --    $      1,899,436
     GNMA certificates                               2,698,194         10,504                --           2,708,698
     FHLMC certificates                              2,267,393         28,878                --           2,296,271
     Collateralized mortgage
       obligations and REMICs                       29,890,607        231,747          (129,563)         29,992,791
                                               ---------------    -----------     -------------    ----------------
         Total mortgage-backed
           securities                          $    36,722,650    $   304,109     $    (129,563)   $     36,897,196
                                               ===============    ===========     =============-   ================

SECURITIES HELD TO MATURITY
Mortgage-backed securities
     FNMA certificates                         $     4,177,284    $    18,398     $     (55,637)   $      4,140,045
     GNMA certificates                                 587,678         29,927                --             617,605
     FHLMC certificates                              5,139,115         31,108           (57,340)          5,112,883
     Collateralized mortgage
       obligations and REMICs                        4,655,830          5,704            (3,865)          4,657,669
                                               ---------------    -----------     -------------    ----------------
         Total mortgage-backed
           securities                          $    14,559,907    $    85,137     $    (116,842)   $     14,528,202
                                               ===============    ===========     =============    ================

--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1998, 1997 and 1996

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES (Continued)

                                                                       September 30, 1997
                                               --------------------------------------------------------------------
                                                                      Gross            Gross
                                                  Amortized        Unrealized       Unrealized            Fair
                                                    Cost              Gains           Losses              Value
                                                    ----              -----           ------              -----
SECURITIES AVAILABLE FOR SALE
Securities
     U.S. Government and federal
       agency securities                       $     5,500,575    $     6,319     $      (2,009)   $      5,504,885
     Equity securities                                  15,000             --                --              15,000
                                               ---------------    -----------     -------------    ----------------
         Total securities                      $     5,515,575    $     6,319     $      (2,009)   $      5,519,885
                                               ===============    ===========     =============    ================
Mortgage-backed securities
     FNMA certificates                         $     2,819,302    $    32,045     $          --    $      2,851,347
     FHLMC certificates                              2,821,791         41,355                --           2,863,146
     Collateralized mortgage
       obligations and REMICs                       42,290,593        318,118          (480,728)         42,127,983
                                               ---------------    -----------     -------------    ----------------
         Total mortgage-backed
           securities                          $    47,931,686    $   391,518     $    (480,728)   $     47,842,476
                                               ===============    ===========     =============    ================

SECURITIES HELD TO MATURITY
Securities
     U.S. Government and federal
       agency securities                       $     3,254,385    $    11,274     $      (5,572)   $      3,260,087
                                               ===============    ===========     =============    ================
Mortgage-backed securities
     FNMA certificates                         $     5,191,291    $    41,591     $     (88,830)   $      5,144,052
     GNMA certificates                                 810,348         41,570                --             851,918
     FHLMC certificates                              6,123,614         53,307          (117,643)          6,059,278
                                               ---------------    -----------     -------------    ----------------
         Total mortgage-backed
           securities                          $    12,125,253    $   136,468     $    (206,473)   $     12,055,248
                                               ===============    ===========     =============    ================

Substantially all collateralized mortgage obligations and REMICs (real estate mortgage investment conduits) are backed by pools of mortgages that are insured or guaranteed by the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC").

During 1997, proceeds from the sales of securities available for sale were $2,000,000 with gross gains of $119 included in earnings. No securities were sold during 1998 and 1996.

During 1998, proceeds from the sales of mortgage-backed securities available for sale were $15,321,317 with gross gains of $247,996 included in earnings. During 1997, proceeds from the sales of mortgage-backed securities available for sale were $16,785,046 with gross gains of $115,743 and gross losses of $790 included in earnings. During 1996, proceeds from the sales of mortgage-backed securities available for sale were $11,788,658 with gross gains of $252,907 and gross losses of $27,110 included in earnings.


--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1998, 1997 and 1996

--------------------------------------------------------------------------------

NOTE 3 - LOANS

Year-end loans were as follows:

                                                                           1998                 1997
                                                                           ----                 ----
     Residential real estate loans
        1-4 family (first mortgage)                                  $    138,514,548    $     108,941,460
        Home equity (1-4 family second mortgage)                            4,244,314            4,051,527
        Multi-family                                                        2,670,477            1,456,604
     Nonresidential real estate loans                                       8,804,909            6,214,622
     Construction loans                                                    16,412,903            9,399,848
                                                                     ----------------    -----------------
        Total real estate loans                                           170,647,151          130,064,061
     Consumer
        Automobile loans                                                    3,480,341            2,305,331
        Loans on deposits                                                     290,640              280,542
        Other consumer loans                                                  344,244              246,543
                                                                     ----------------    -----------------
           Total consumer loans                                             4,115,225            2,832,416
     Commercial loans                                                       2,753,493              574,819
                                                                     ----------------    -----------------

        Total loans                                                       177,515,869          133,471,296
     Less:
        Net deferred loan fees                                               (605,224)            (536,713)
        Loans in process                                                   (4,887,733)          (4,976,840)
        Allowance for losses on loans                                        (676,415)            (562,202)
                                                                     ----------------    -----------------

        Net loans                                                    $    171,346,497    $     127,395,541
                                                                     ================    =================

The Corporation, through the Bank, is an authorized seller/servicer for FHLMC and FNMA. The Corporation has sold various loans to other financial intermediaries while retaining the servicing rights. Gains and losses on loan sales are recorded at the time of the sale. Loans sold for which the Corporation has retained servicing totaled $15,615,077 and $9,843,149 at year-end 1998 and 1997. Mortgage servicing rights totaled $189,345 and $109,473 at year-end 1998 and 1997 and are included in "Other assets," in the consolidated balance sheets. Amortization expense of mortgage servicing rights totaled $29,019 and $6,894 for 1998 and 1997. Proceeds from the sale of loans during 1998 and 1997 were $8,434,138 and $10,377,554 with net realized gains of $207,662 and $118,281 included earnings. No loans were sold during 1996. There were no loans classified as held for sale at year-end 1998 or 1997.

Activity in the allowance for losses on loans was as follows:

                                                                 1998             1997           1996
                                                                 ----             ----           ----

         Beginning balance                                   $    562,202    $    487,202     $    332,902
         Provision for loan losses                                229,000          75,000          154,300
         Loans charged-off                                       (115,090)             --               --
         Recoveries of previous charge-offs                           303              --               --
                                                             ------------    ------------     ------------

         Ending balance                                      $    676,415    $    562,202     $    487,202
                                                             ============    ============     ============


--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1998, 1997 and 1996

--------------------------------------------------------------------------------


NOTE 3 - LOANS (Continued)

Nonaccrual loans for which interest has been suspended totaled $359,000 and $348,000 at year-end 1998 and 1997. Loans considered impaired within the scope of SFAS No. 114 were not significant in 1998, 1997 or 1996.

Certain directors and executive officers of the Corporation and the Bank and their related interests were loan customers of the Bank. A summary of activity on related party loans during 1998 is as follows:

         Beginning balance - October 1, 1997              $      962,501
         New loans                                               130,339
         Repayments                                             (368,775)
         Other changes                                          (156,785)
                                                          --------------

         Ending balance - September 30, 1998              $      567,280
                                                          ==============

Other changes represent loans reportable at the end of one period that are excludable from the other period due to changes in borrowers or other circumstances.


NOTE 4 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

                                                                              1998               1997
                                                                              ----               ----
         Land                                                            $     282,031       $     274,035
         Buildings and improvements                                          2,685,146           2,657,784
         Leasehold improvements                                                 62,879                  --
         Furniture and equipment                                             1,311,416           1,206,176
                                                                         -------------       -------------
              Total cost                                                     4,341,472           4,137,995
         Accumulated depreciation                                           (1,601,694)         (1,403,287)
                                                                         -------------       -------------

                                                                         $   2,739,778       $   2,734,708
                                                                         =============       =============


NOTE 5 - DEFERRED COMPENSATION

The Corporation provides a deferred compensation plan for its Board of Directors. Under the terms of the plan, directors may elect to defer a portion of their fees which would be retained by the Corporation, with interest being credited to the participant's deferred balance. Upon retirement, the participant would be entitled to receive the accumulated deferred balance, paid over a specified number of years. The Corporation accrued deferred compensation expense of $53,472, $49,866 and $48,736 for 1998, 1997 and 1996.

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

--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1998, 1997 and 1996

--------------------------------------------------------------------------------

NOTE 6 - ACCRUED INTEREST RECEIVABLE

Accrued interest receivable consisted of the following at year-end:

                                                                              1998              1997
                                                                              ----              ----

         Securities                                                    $             --   $        163,712
         Mortgage-backed securities                                             275,990            330,978
         Loans receivable                                                       949,047            689,432
                                                                       ----------------   ----------------

                                                                       $      1,225,037   $      1,184,122
                                                                       ================   ================


NOTE 7 - DEPOSITS

Year-end deposits were as follows:

                                                                              1998              1997
                                                                              ----              ----
         NOW accounts, including
           noninterest-bearing deposits
           of $1,922,658 and $802,124                                  $   10,728,700     $      8,795,378
         Money market accounts                                             10,441,306            7,064,858
         Passbook savings accounts                                         16,618,056           16,460,814
         Certificates of deposit                                          116,859,080          110,510,733
                                                                       --------------     ----------------

                                                                       $  154,647,142     $    142,831,783
                                                                       ==============     ================

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $5,476,000 and $5,155,000 at year-end 1998 and 1997. Deposits in excess of $100,000 are not insured by the FDIC.

At year-end 1998, scheduled maturities of certificates of deposit were as follows:

                       Year ending September 30:
                               1999                                      $    62,453,832
                               2000                                           34,928,847
                               2001                                            8,694,595
                               2002                                            5,560,043
                               2003                                            5,221,763
                                                                         ---------------

                                                                         $   116,859,080
                                                                         ===============

--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1998, 1997 and 1996

--------------------------------------------------------------------------------


NOTE 8 - INCOME TAXES

Income tax expense consisted of the following:

                                                                 1998            1997             1996
                                                                 ----            ----             ----
        Current                                              $    706,154    $    421,702     $    899,334
        Tax effect of vesting RRP shares                           31,811           3,009               --
        Deferred                                                   52,035         284,289         (304,334)
                                                             ------------    ------------     ------------

                                                             $    790,000    $    709,000     $    595,000
                                                             ============    ============     ============

The sources of year-end gross deferred tax assets and liabilities were as follows:

                                                                                1998             1997
                                                                                ----             ----
         Deferred tax assets
              Deferred compensation                                        $      95,460     $     103,709
              Recognition and retention plan                                      73,231            73,231
              Unrealized loss on securities available for sale                        --            28,866
              Other                                                                6,589                --
                                                                           -------------     -------------
                                                                                 175,280           205,806
         Deferred tax liabilities
              Allowance for losses on loans                                      149,102           192,951
              Federal Home Loan Bank stock dividends                             300,261           239,197
              Depreciation                                                        40,031            34,744
              Mortgage servicing rights                                           64,377            37,221
              Unrealized gain on securities available for sale                    59,346                --
              Other                                                                5,016             4,299
                                                                           -------------     -------------
                                                                                 618,133           508,412
                                                                           -------------     -------------

              Net deferred tax liability                                   $     442,853     $     302,606
                                                                           =============     =============

The difference between the financial statement income tax expense and amounts computed by applying the statutory federal income tax rate of 34% to income before income tax is primarily because of the difference between the cost and market value of employee stock ownership plan ("ESOP") shares released and nontaxable earnings on life insurance contracts. A reconciliation of the financial statement income tax expense and the amounts computed by using the statutory rate follows:

                                                              1998              1997             1996
                                                              ----              ----             ----
         Income tax computed at the
           statutory rate                                 $     779,449    $     709,729     $     591,253
         Tax effect of
              Officer's life insurance                          (23,420)         (23,463)          (22,657)
              ESOP                                               38,669           21,359            24,309
              Other                                              (4,698)           1,375             2,095
                                                          -------------    -------------     -------------
                                                          $     790,000    $     709,000     $     595,000
                                                          =============    =============     =============

         Statutory tax rate                                        34.0%            34.0%             34.0%
                                                          =============    =============     =============
         Effective tax rate                                        34.5%            34.0%             34.2%
                                                          =============    =============     =============

--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1998, 1997 and 1996

--------------------------------------------------------------------------------


NOTE 8 - INCOME TAXES (Continued)

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

In August 1996, legislation was enacted that repeals the percentage of taxable income method of accounting used by many thrifts to calculate their bad debt reserve for federal income tax purposes. As a result, thrifts such as the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for tax years beginning after December 31, 1987. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. At September 30, 1998, the Bank had $1,130,000 in bad debt reserves subject to recapture for federal income tax purposes. The deferred tax liability related to the recapture has been previously established. In fiscal 1998, no bad debt reserves were recaptured as the Bank met the residential lending requirements.

Retained earnings at September 30, 1998 and 1997, includes $3,436,000 for which no provision for federal income taxes has been made. This amount represents the qualifying and nonqualifying tax bad debt reserve as of December 31, 1987 which is the Corporation's base year for purposes of calculating the bad debt deduction for tax purposes. The related amount of unrecognized deferred tax liability was $1,168,000 at September 30, 1998 and 1997. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, it will be added to future taxable income.


NOTE 9 - BORROWED FUNDS

At September 30, 1998, the Bank had a cash management line of credit enabling it to borrow up to $10,800,000 with the FHLB. The line of credit must be renewed on an annual basis. The next renewal date is April 16, 1999. There were no borrowings outstanding on this line of credit at year-end 1998 while borrowings totaled $1,600,000, with an interest rate of 5.90%, at year-end 1997. As a member of the FHLB system, the Bank has the ability to obtain additional borrowings up to a maximum total of 50% of Bank assets subject to the level of qualified, pledgable 1-4 family residential real estate loans. The Bank had variable-rate borrowings totaling $4,000,000 and $32,805,000 at year-end 1998 and 1997. The interest rates on the borrowings adjust monthly. At year-end 1998, the interest rate was 5.54% while at year-end 1997 the interest rates ranged from 5.61% to 6.20%. The Bank had fixed rate borrowings totaling $12,430,023 and $5,164,906 at year-end 1998 and 1997. The interest rates on these borrowings ranged from 5.80% to 6.42% at year-end 1998 and 1997. The Bank also had $36,000,000 in convertible advances at year-end 1998 whereby the interest rates are fixed for a specified period of time and then change to variable for the remaining term of the advance. The interest rates on these advances ranged from 4.66% to 5.65% at year-end 1998.

--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1998, 1997 and 1996

--------------------------------------------------------------------------------


NOTE 9 - BORROWED FUNDS (Continued)

The maximum month-end balance of FHLB advances outstanding was $55,251,000 in 1998 and $39,570,000 in 1997. Average balances of borrowings outstanding during 1998 and 1997 were $48,744,000 and $24,179,000. Advances under the borrowing agreements are collateralized by a blanket pledge of the Bank's residential mortgage loan portfolio and FHLB stock.

At September 30, 1998, required annual principal payments were as follows:

                Year ending September 30:
                         1999                                            $     1,146,560
                         2000                                                  5,415,031
                         2001                                                  2,910,033
                         2002                                                  2,226,352
                         2003                                                  2,259,852
                         Thereafter                                           38,472,195
                                                                         ---------------

                                                                         $    52,430,023
                                                                         ===============

NOTE 10 - COMMITMENTS, OFF-BALANCE-SHEET RISK AND CONTINGENCIES

Various contingent liabilities are not reflected in the consolidated financial statements, including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on financial condition or results of operations.

Some financial instruments are used in the normal course of business to meet financing needs of customers and to reduce exposure to interest rate changes. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These involve, to varying degrees, credit and interest rate risk in excess of amounts reported in the financial statements.

Exposure to credit loss if the other party does not perform is represented by the contractual amount for commitments to extend credit, standby letters of credit and financial guarantees written. The same credit policies are used for commitments and conditional obligations as are used for loans. The amount of collateral obtained, if deemed necessary, on extension of credit is based on management's credit evaluation and generally consists of residential or commercial real estate. Lines of credit are primarily home equity lines collateralized by second mortgages on one- to-four-family residential real estate and commercial lines of credit collateralized by business assets.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being used, the total commitments do not necessarily represent future cash requirements. Standby letters of credit and financial guarantees written are conditional commitments to guarantee a customer's performance to a third party.


--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1998, 1997 and 1996

--------------------------------------------------------------------------------


NOTE 10 - COMMITMENTS, OFF-BALANCE-SHEET RISK AND CONTINGENCIES (Continued)

As of year-end 1998 and 1997, the Corporation had commitments to make fixed-rate 1-4 family residential real estate loans at current market rates totaling $1,516,000 and $1,780,000. Loan commitments are generally for thirty days. The interest rate on the fixed-rate commitments ranged from 6.38% to 8.50% at year-end 1998 and from 6.25% to 9.25% at year-end 1997. The Corporation had commitments to make variable-rate 1-4 family residential real estate loans totaling $75,000, at 6.00%, at year-end 1997, while there were no such commitments at year-end 1998. At year-end 1998 and 1997, the Corporation also had $4,711,000 and $3,617,000 in unused variable-rate home equity lines of credit and $820,000 and $239,000 in unused variable-rate commercial lines of credit.

At September 30, 1998 and 1997, the Corporation had standby letter of credit commitments totaling $150,000 and $301,000.

At year-end 1998 and 1997, compensating balances of $518,000 and $352,000 were required as deposits with the FHLB. These balances do not earn interest.

The Corporation and the Bank have employment agreements with certain officers of the Corporation and Bank. The agreements provide for a term of three years and a salary and performance review by the Board of Directors not less often than annually, as well as inclusion of the employee in any formally established employee benefit, bonus, pension and profit-sharing plans for which management personnel are eligible. The employment agreements also provide for vacation and sick leave. The employment agreements also contain provisions with respect to payment should a change in control occur.


NOTE 11 - REGULATORY CAPITAL REQUIREMENTS

MILTON FEDERAL SAVINGS BANK: The Bank is subject to various regulatory capital requirements administered by the federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about the Bank's components, risk weightings and other factors. At September 30, 1998 and 1997, management believes the Bank is in compliance with all regulatory capital requirements. Based upon the computed regulatory capital ratios, the Bank is considered well capitalized under the Federal Deposit Insurance Act at September 30, 1998 and 1997. Management is not aware of any matters subsequent to September 30, 1998 that would cause the Bank's capital category to change.


--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1998, 1997 and 1996

--------------------------------------------------------------------------------


NOTE 11 - REGULATORY CAPITAL REQUIREMENTS (Continued)

At year-end 1998 and 1997, the Bank's actual capital level and minimum required levels were:

                                                                             Minimum
                                                                         Required To Be               Minimum
                                                                     Adequately Capitalized       Required To Be
                                                                          Under Prompt           Well Capitalized
                                                                           Corrective         Under Prompt Corrective
                                                   Actual              Action Regulations       Action Regulations
                                                   ------              ------------------       ------------------
                                               Amount    Ratio          Amount     Ratio         Amount      Ratio
                                               ------    -----          ------     -----         ------      -----
                             (Dollars in thousands)
SEPTEMBER 30, 1998
Total capital (to risk-weighted assets)      $  22,323     18.5%       $   9,635     8.0%       $  12,043    10.0%
Tier 1 (core) capital (to
  risk-weighted assets)                         21,681     18.0            4,817     4.0            7,226     6.0
Tier 1 (core) capital (to adjusted
  total assets)                                 21,681      9.3            9,332     4.0           11,666     5.0
Tangible capital (to adjusted total assets)     21,681      9.3            3,500     1.5              N/A

SEPTEMBER 30, 1997
Total capital (to risk-weighted assets)      $  21,799     22.8%       $   7,637     8.0%       $   9,547    10.0%
Tier 1 (core) capital (to
  risk-weighted assets)                         21,385     22.4            3,819     4.0            5,728     6.0
Tier 1 (core) capital (to adjusted
  total assets)                                 21,385     10.3            6,206     3.0           10,344     5.0
Tangible capital (to adjusted total assets)     21,385     10.3            3,103     1.5              N/A

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

OTS regulations applicable to all savings banks provide that a savings bank which immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution (including a dividend) has total capital (as defined by OTS regulations) that is equal to or greater than the amount of its capital requirements is generally permitted without OTS approval (but subsequent to 30 days' prior notice to the OTS) to make capital distributions, including dividends, during a calendar year in an amount not to exceed the greater of (1) 100% of its net earnings to date during the calendar year, plus an amount equal to one-half of the amount by which its total capital to assets ratio exceeded its required capital to assets ratio at the beginning of the calendar year, or
(2) 75% of its net earnings for the most recent four-quarter period. Savings banks that meet the capital requirements but have been notified by the OTS that they are in need of more than normal supervision will be subject to restrictions on dividends. A savings bank that fails to meet current minimum capital requirements is prohibited from making any capital distributions without the prior approval of the OTS.


--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1998, 1997 and 1996

--------------------------------------------------------------------------------


NOTE 11 - REGULATORY CAPITAL REQUIREMENTS (Continued)

The Bank currently meets all of its capital requirements and, unless the OTS determines that the Bank is an institution requiring more than normal supervision, the Bank may pay dividends in accordance with the foregoing provisions of OTS regulations.

MILTON FEDERAL FINANCIAL CORPORATION: In October 1998, the Board of Directors of the Corporation authorized the purchase of up to 5% of the Corporation's outstanding common shares over a twelve-month period. The shares will be purchased in the over-the-counter market. The number of shares to be purchased and the price to be paid will depend upon the availability of shares, the prevailing market prices and any other considerations which may, in the opinion of the Corporation's Board of Directors or management, affect the advisability of purchasing shares.


NOTE 12 - EMPLOYEE PENSION AND PROFIT INCENTIVE PLANS

The Corporation is part of a qualified noncontributory multiple-employer defined benefit pension plan covering substantially all of its employees. The plan is administered by the trustees of the Financial Institutions Retirement Fund ("Retirement Fund").

The cost of the plan is set annually as an established percentage of wages. During 1996, the Corporation reduced the defined benefit annual payment from 2% to 1% of the average salary for the participant's highest five years of service multiplied by the participant's years of service. As a result of the benefit reduction, the accrued contribution of $38,211 at year-end 1995 was reversed as no contributions were required for 1998, 1997 or 1996. The Corporation did not recognize any pension expense in 1998 or 1997, while the pension expense recognized in 1996 was $(38,211) as a result of the reversal of the prior year accrual.

The Corporation offers a 401(k) profit sharing plan covering substantially all employees. The annual expense of the plan is based on a partial matching of voluntary employee contributions of up to 4% of individual compensation. The matching percentage was 25% for 1998, 1997 and 1996. Employee contributions are vested at all times and the Corporation's matching contributions become fully vested after an individual has completed three years of service. The contribution expense included in salaries and employee benefits was $11,509, $9,484 and $7,500 for 1998, 1997 and 1996.


NOTE 13 - STOCK OPTION PLAN

On March 20, 1995, the Stock Option Committee of the Board of Directors granted options to purchase 238,545 common shares at an exercise price of $13.69 to certain officers and directors of the Bank and Corporation. One-fifth of the options awarded become first exercisable on each of the first five anniversaries of the date of grant. The option period expires 10 years from the date of grant. Options to purchase 143,127 and 95,418 shares were exercisable at year-end 1998 and 1997. No options were exercised during 1998, 1997 or 1996. In addition, 19,342 shares of authorized but unissued common stock are reserved for which no options have been granted.


--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1998, 1997 and 1996

--------------------------------------------------------------------------------


NOTE 13 - STOCK OPTION PLAN (Continued)

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


NOTE 14 - EMPLOYEE STOCK OWNERSHIP PLAN

The Corporation offers an ESOP for the benefit of substantially all employees of the Corporation and the Bank. The ESOP has received a favorable determination letter from the Internal Revenue Service on the qualified status of the ESOP under applicable provisions of the Internal Revenue Code.

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

Shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. As shares are released from collateral, the Corporation reports compensation expense equal to the current market price of the shares and the shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings while dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $339,415, $269,029 and $276,651 for 1998, 1997 and 1996. The ESOP shares at year-end 1998 and 1997 were as follows:

                                                                              1998               1997
                                                                              ----               ----
         Allocated shares                                                        69,991             38,248
         Shares released for allocation                                          20,931             19,124
         Unreleased shares                                                      100,318            133,868
                                                                         --------------     --------------
              Total ESOP shares                                                 191,240            191,240
                                                                         ==============     ==============

         Fair value of unreleased shares                                 $    1,279,055     $    2,041,487
                                                                         ==============     ==============

--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1998, 1997 and 1996

--------------------------------------------------------------------------------


NOTE 15 - RECOGNITION AND RETENTION PLAN

The Corporation maintains a recognition and retention plan ("RRP") for the benefit of directors and certain key employees of the Bank and Corporation. The RRP is used to provide such individuals ownership interest in the Corporation in a manner designed to compensate such directors and key employees for services to the Bank. The Bank contributed sufficient funds to enable the RRP to purchase a number of common shares in the open market equal to 4% of the common shares sold in connection with the Bank's conversion from a mutual savings and loan association to a stock savings bank.

On October 16, 1995, the RRP Committee of the Board of Directors awarded 74,784 shares to certain directors and officers of the Bank and the Corporation. No shares had been previously awarded. One-fifth of such shares will be earned and nonforfeitable on each of the first five anniversaries of the date of the awards. In the event of the death or disability of a participant or a change in control of the Corporation, however, the participant's shares will be deemed to be earned and nonforfeitable upon such date. There were 28,371 shares at year-end 1998 and 1997 reserved for future awards. Compensation expense, which is based upon the cost of the shares, was $215,381 for 1998 and $215,382 for 1997 and 1996.


NOTE 16 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying values and estimated fair values of financial instruments at year-end were:

                                                                   1998                            1997
                                                                   ----                            ----
                                                                         Estimated                        Estimated
                                                         Carrying          Fair          Carrying           Fair
                                                           Value           Value           Value            Value
                                                           -----           -----           -----            -----
FINANCIAL ASSETS                                                              (In thousands)
     Cash and cash equivalents                       $      3,578     $      3,578    $      5,633     $      5,633
     Securities and mortgage-backed securities
       available for sale                                  36,912           36,912          53,362           53,362
     Securities and mortgage-backed securities
       held to maturity                                    14,560           14,528          15,380           15,315
     FHLB stock                                             2,814            2,814           2,013            2,013
     Loans, receivable net                                171,346          174,776         127,396          128,173
     Cash surrender value of life insurance                 1,593            1,593           1,525            1,525
     Accrued interest receivable                            1,225            1,225           1,184            1,184
     Mortgage servicing rights                                189              189             109              109

FINANCIAL LIABILITIES
     Deposits                                        $   (154,647)    $   (155,366)   $   (142,832)    $   (143,016)
     Borrowed funds                                       (52,430)         (52,646)        (39,570)         (39,535)
     Advance payments by borrowers
       for taxes and insurance                               (258)            (258)           (166)            (166)
     Accrued interest payable                                (285)            (285)           (192)            (192)

--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1998, 1997 and 1996

--------------------------------------------------------------------------------


NOTE 16 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The following methods and assumptions were used to estimate fair values for financial instruments. The carrying amount is considered to estimate fair value for cash and short-term instruments, demand deposits, short-term borrowings, accrued interest, cash surrender value of life insurance contracts, mortgage servicing rights and variable rate loans or deposits that reprice frequently and fully. The fair values of securities are based on quoted market prices or, if no quotes are available, on the rate and term of the security and on information about the issuer. For fixed-rate loans or deposits and for variable-rate loans or deposits with infrequent repricing or repricing limits, the fair value is estimated by discounted cash flow analysis using current market rates for the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable. Fair value of loans held for sale is based on market estimates. The fair value of debt is based on currently available rates for similar financing. The fair value of off-balance-sheet items is based on the fees or cost that would currently be charged to enter into or terminate such arrangements and such amounts are not material.


NOTE 17 - PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

Condensed financial information of the Corporation is as follows:

                                                                   Condensed Balance Sheets
                                                                  September 30, 1998 and 1997

                                                                            1998                1997
                                                                            ----                ----
         ASSETS
         Cash and cash equivalents                                     $     2,045,724    $      1,340,416
         Securities and mortgage-backed
           securities available for sale                                       625,427           1,389,264
         Investment in subsidiary                                           21,822,890          21,314,566
         Loan receivable from ESOP                                           1,444,170           1,650,480
         Accrued interest receivable and other assets                          350,895             698,817
                                                                       ---------------    ----------------

              Total assets                                             $    26,289,106    $     26,393,543
                                                                       ===============    ================

         LIABILITIES AND EQUITY
         Other liabilities                                             $         5,880    $          5,673
         Shareholders' equity                                               26,283,226          26,387,870
                                                                       ---------------    ----------------

              Total liabilities and shareholders' equity               $    26,289,106    $     26,393,543
                                                                       ===============    ================


--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1998, 1997 and 1996

--------------------------------------------------------------------------------


NOTE 17 - PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

                         Condensed Statements of Income
                  Years Ended September 30, 1998, 1997 and 1996

                                                                      1998              1997               1996
                                                                      ----              ----               ----
INTEREST AND DIVIDEND INCOME
     Dividends from subsidiary                                 $    1,700,000     $    1,000,000    $     5,000,000
     Securities and mortgage-backed
       securities                                                      71,650            175,512            470,893
     Loan to ESOP                                                     139,428            157,263            177,581
     Other                                                             26,422             46,310             40,811
                                                               --------------     --------------    ---------------
         Total interest and dividend income                         1,937,500          1,379,085          5,689,285

Gain on sale of securities and  mortgage-backed
  securities                                                            1,023             34,621            131,459

Operating expenses                                                     80,033             99,322             88,428
                                                               --------------     --------------    ---------------

INCOME BEFORE TAXES AND EQUITY IN UNDISTRIBUTED
  EARNINGS OF SUBSIDIARY                                            1,858,490          1,314,384          5,732,316

Income tax expense                                                     54,000            104,348            247,321
                                                               --------------     --------------    ---------------

INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF
  SUBSIDIARY                                                        1,804,490          1,210,036          5,484,995

(Distributions in excess of earnings) equity in
  undistributed earnings of subsidiary                               (301,993)           168,402         (4,341,017)
                                                               --------------     --------------    ---------------

NET INCOME                                                     $    1,502,497     $    1,378,438    $     1,143,978
                                                               ==============     ==============    ===============


--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1998, 1997 and 1996

--------------------------------------------------------------------------------


NOTE 17 - PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS  (Continued)

                        Condensed Statement of Cash Flows
                  Years Ended September 30, 1998, 1997 and 1996

                                                                     1998              1997                1996
                                                                     ----              ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                    $    1,502,497     $    1,378,438    $      1,143,978
Adjustments to reconcile net income to cash
  provided by operations:
     (Equity in undistributed income) distributions
       in excess of earnings of subsidiary                           301,993           (168,402)          4,341,017
     Gain on sale of securities and mortgage-backed
       securities                                                     (1,023)           (34,621)           (131,459)
     Amortization of premiums,  accretion of
       discount (net)                                                  1,723                391               1,626
     Net change in other assets                                      352,955           (326,345)            (87,440)
     Net change in other liabilities                                     207            (62,206)             65,363
                                                              --------------     --------------    ----------------
         Net cash from operating activities                        2,158,352            787,255           5,333,085

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities and mortgage-backed
  securities available for sale                                           --           (994,145)                 --
Proceeds from principal payments on mortgage-
  backed securities available for sale                               463,375            259,633           1,228,387
Proceeds from principal payments on mortgage-
  backed securities held to maturity                                      --                 --             114,531
Proceeds from sales of securities and mortgage-
  backed securities available for sale                               284,960          5,136,692           2,742,918
Proceeds from principal payments on loan to ESOP                     206,310            206,310             206,310
                                                              --------------     --------------    ----------------
     Net cash from investing activities                              954,645          4,608,490           4,292,146

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock                                        (1,054,187)        (2,052,667)         (1,997,640)
Cash dividends paid                                               (1,310,796)        (6,938,183)         (3,396,332)
Dividends on unallocated ESOP shares                                 (42,706)          (472,745)           (259,836)
                                                              --------------     --------------    ----------------
     Net cash from financing activities                           (2,407,689)        (9,463,595)         (5,653,808)
                                                              --------------     --------------    ----------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                              705,308         (4,067,850)          3,971,423

Cash and cash equivalents at beginning of year                     1,340,416          5,408,266           1,436,843
                                                              --------------     --------------    ----------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                      $    2,045,724     $    1,340,416    $      5,408,266
                                                              ==============     ==============    ================


--------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained in the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders of Milton Federal Financial Corporation (the "Proxy Statement") under the captions "Board of Directors," "Executive Officers," "Voting Securities and Ownership of Certain Beneficial Owners and Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.


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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the Proxy Statement under the caption "Certain Transactions with the Corporation" is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

2     FINANCIAL STATEMENT SCHEDULES. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3     EXHIBITS.

3.1      Articles of Incorporation
3.2      Code of Regulations
10.1     Employment Agreement with Mr. Aidt
10.2     Employment Agreement with Mr. Eyer
10.3 Milton Federal Savings Bank Recognition and Retention Plan and Trust Agreement
10.4     Milton Federal Financial Corporation 1995 Stock Option and Incentive
         Plan
11       Statement Regarding Computation of Earnings Per Share
21       Subsidiaries of Milton Federal Financial Corporation
27       Financial Data Schedule
99.1     Proxy Statement
99.2     Safe Harbor Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      MILTON FEDERAL FINANCIAL CORPORATION

                           By /s/ Glenn E. Aidt
                              --------------------------------
                                 Glenn E. Aidt
                                 President
                                 (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By  /s/ Glenn E. Aidt                    By  /s/ Thomas P. Eyer
    --------------------------------         -----------------------------------
          Glenn E. Aidt                            Thomas P. Eyer
          President and Director                   Treasurer
                                                   (Principal Financial Officer)


Date   December 18, 1998                 Date   December 18, 1998
     -------------------------------          ----------------------------------



By  /s/ E. Lynn App                      By  /s/ Kenneth J. Faze, M.D.
    --------------------------------         -----------------------------------
          E. Lynn App                              Kenneth J. Faze, M.D.
          Director                                 Director


Date   December 18, 1998                 Date   December 18, 1998
     -------------------------------          ----------------------------------



By  /s/ David R. Hayes, D.V.M.           By  /s/ Robert E. Hine
    --------------------------------         -----------------------------------
          David R. Hayes, D.V.M.                   Robert E. Hine
          Director                                 Director/Vice Chairman


Date   December 18, 1998                 Date   December 18, 1998
     -------------------------------          ----------------------------------



By  /s/ Christopher S. Long              By  /s/ Cletus G. Minnich, Jr.
    --------------------------------         -----------------------------------
          Christopher S. Long                      Cletus G. Minnich, Jr.
          Director                                 Director/Chairman


Date   December 18, 1998                 Date   December 18, 1998
     -------------------------------          ----------------------------------


--------------------------------------------------------------------------------

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

     3.2        Code of Regulations of Milton Federal Financial Corporation  Incorporated by reference to the 1994 10-KSB,
                                                                             Exhibit 3.2.

     10.1       Employment Agreement with Mr. Aidt                           Incorporated by reference to the 1997 10-K,
                                                                             Exhibit 10.1

     10.2       Employment Agreement with Mr. Eyer                           Incorporated  by reference to the 1997 10-K,
                                                                             Exhibit 10.2

     10.3       Milton Federal Savings Bank Recognition and Retention Plan   Incorporated by reference to annual report
                and Trust Agreement                                          on Form 10-KSB for the fiscal year ended September 30,
                                                                             1995 (the "1995 10-KSB"), Exhibit 10.3.

     10.4       Milton Federal Financial Corporation 1995 Stock Option and   Incorporated by reference to the 1995 10-KSB,
                Incentive Plan                                               Exhibit 10.4.

     11         Statement Regarding Computation of Earnings Per Share        Reference is hereby made to Consolidated Statements
                                                                             of Income on Page 55 and Note 1 of Notes to
                                                                             Consolidated Financial Statements on page 62, hereof.

     21         Subsidiaries of Milton Federal Financial Corporation         Incorporated by reference to the 1995 10-KSB,
                                                                             Exhibit 21.

     27         Financial Data Schedule                                      82

     99.1       Proxy Statement                                              84

     99.2       Safe Harbor Under the Private Securities  Litigation Reform  Incorporated by reference to the 1997 Form 10-K,
                Act of 1995                                                  Exhibit 99.2

--------------------------------------------------------------------------------