Form 10-Q
period 1998-12-31
MILTON FEDERAL FINANCIAL CORP
filed 1999-02-10
CIK 925722

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 (Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended December 31, 1998

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

Yes  [X]    No   [ ]

As of February 1, 1999 the latest practicable date, 2,199,495 shares of the registrant's common shares, no par value, were issued and outstanding.

                      MILTON FEDERAL FINANCIAL CORPORATION

                                      INDEX


                                                                                        Page
                                                                                        ----
PART I - FINANCIAL INFORMATION  (UNAUDITED)

Item 1.    Financial Statements

      Consolidated Balance Sheets ..................................................      3

      Consolidated Statements of Income ............................................      4

      Consolidated Statements of Comprehensive Income...............................      5

      Consolidated Statements of Changes in Shareholders' Equity....................      6

      Condensed Consolidated Statements of Cash Flows ..............................      8

      Notes to Consolidated Financial Statements ...................................      9


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations..........................       14

Item 3.    Quantitative and Qualitative Disclosure About Market Risk................     20

PART II - OTHER INFORMATION.........................................................     22

SIGNATURES .........................................................................     23

                      MILTON FEDERAL FINANCIAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
-------------------------------------------------------------------------------

Item 1.  FINANCIAL STATEMENTS

                                                                           December 31,    September 30,
                                                                              1998              1998
                                                                              ----              ----
ASSETS
     Cash and amounts due from depository institutions                   $     857,612     $   1,049,982
     Overnight deposits in other financial institutions                        200,000         2,200,000
     Interest-bearing deposits in other financial institutions                 127,901           327,941
                                                                         -------------     -------------
         Total cash and cash equivalents                                     1,185,513         3,577,923
     Securities available for sale                                          41,917,512        36,912,196
     Securities held to maturity (Estimated fair value of $13,971,943
       at December 31, 1998 and $14,528,202 at September 30, 1998)          13,969,668        14,559,907
     Federal Home Loan Bank stock available for sale                         2,863,800         2,814,200
     Loans, net                                                            183,433,406       171,346,497
     Premises and equipment, net                                             2,701,986         2,739,778
     Cash surrender value of life insurance                                  1,610,527         1,593,383
     Accrued interest receivable                                             1,123,745         1,225,037
     Other assets                                                              245,558           506,702
                                                                         -------------     -------------
              Total assets                                               $ 249,051,715     $ 235,275,623
                                                                         =============     =============

LIABILITIES
     Deposits                                                            $ 166,974,559     $ 154,647,142
     Borrowed funds                                                         53,305,737        52,430,023
     Advance payments by borrowers for taxes and insurance                     657,836           258,357
     Accrued interest payable                                                  245,868           284,706
     Other liabilities                                                       1,884,684         1,372,169
                                                                         -------------     -------------
         Total liabilities                                                 223,068,684       208,992,397

SHAREHOLDERS' EQUITY
     Preferred stock, no par value, 1,000,000 shares
       authorized, none outstanding
     Common stock, no par value, 9,000,000 shares authorized,
       2,578,875 shares issued
     Additional paid-in capital                                             25,193,633        25,143,563
     Retained earnings                                                       8,158,126         8,167,236
     Treasury stock, at cost, 373,880 shares at December 31,
       1998 and 342,039 shares at September 30, 1998                        (5,559,021)       (5,104,494)
     Unearned employee stock ownership plan shares                          (1,140,359)       (1,199,087)
     Unearned recognition and retention plan shares                           (785,348)         (839,194)
     Accumulated other comprehensive income                                    116,000           115,202
                                                                         -------------     -------------
         Total shareholders' equity                                         25,983,031        26,283,226
                                                                         -------------     -------------

              Total liabilities and shareholders' equity                 $ 249,051,715     $ 235,275,623
                                                                         =============     =============


-------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                      MILTON FEDERAL FINANCIAL CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

-------------------------------------------------------------------------------


                                                            Three months ended
                                                               December 31,
                                                               ------------
                                                           1998           1997
                                                           ----           ----
INTEREST AND DIVIDEND INCOME
     Loans, including fees                              $3,402,019    $2,704,720
     Securities                                            738,159     1,174,495
     Other, including dividend income                       74,724        46,954
                                                        ----------    ----------
                                                         4,214,902     3,926,169

INTEREST EXPENSE
     Deposits                                            2,035,806     1,842,442
     Borrowed funds                                        724,811       627,783
                                                        ----------    ----------
                                                         2,760,617     2,470,225
                                                        ----------    ----------

NET INTEREST INCOME                                      1,454,285     1,455,944

Provision for loan losses                                   30,000        24,000
                                                        ----------    ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      1,424,285     1,431,944

NONINTEREST INCOME
     Service charges and other fees                         61,701        48,583
     Gain on sale of loans                                  52,615          --
     Other income                                           42,541        30,100
                                                        ----------    ----------
                                                           156,857        78,683

NONINTEREST EXPENSE
     Salaries and employee benefits                        636,093       629,814
     Occupancy expense                                     102,766        92,732
     Data processing services                               58,488        47,375
     State franchise taxes                                  87,191        88,508
     Federal deposit insurance premiums                     22,132        21,787
     Advertising                                            19,870        14,862
     Other expenses                                        181,218       169,937
                                                        ----------    ----------
                                                         1,107,758     1,065,015
                                                        ----------    ----------

INCOME BEFORE INCOME TAX                                   473,384       445,612

Income tax expense                                         162,000       155,000
                                                        ----------    ----------

NET INCOME                                              $  311,384    $  290,612
                                                        ==========    ==========

Earnings per common share - Basic                       $      .15    $      .14
                                                        ==========    ==========

Earnings per common share - Diluted                     $      .15    $      .14
                                                        ==========    ==========


-------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                      MILTON FEDERAL FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

-------------------------------------------------------------------------------

                                                                              Three months ended
                                                                                December 31,
                                                                                ------------
                                                                          1998              1997
                                                                          ----              ----
NET INCOME                                                              $ 311,384     $ 290,612

Other comprehensive income:
     Unrealized gain (loss) on available-for-sale securities arising
       during the period                                                    1,213          (651)
     Tax effect                                                              (415)          220
                                                                        ---------     ---------
         Total other comprehensive income                                     798          (431)
                                                                        ---------     ---------

COMPREHENSIVE INCOME                                                    $ 312,182     $ 290,181
                                                                        =========     =========

-------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                      MILTON FEDERAL FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Three months ended December 31, 1998 and 1997
                                   (Unaudited)

-------------------------------------------------------------------------------

                                                                                     Unearned        Accumulated
                                       Additional                                    Employee           Other
                                        Paid-In        Retained        Treasury     Benefit Plan     Comprehensive
                                        Capital        Earnings         Stock          Shares          Income           Total
                                        -------        --------         -----          ------          ------           -----

Balance at October 1, 1997           $ 25,017,419   $  7,975,535    $ (4,050,307)   $ (2,498,744)   $    (56,033)   $ 26,387,870

Net income for the period                    --          290,612            --              --              --           290,612

Cash dividends -
  $.15 per share                             --         (325,738)           --              --              --          (325,738)

Commitment to release 5,233
  employee stock ownership
  plan shares                              25,111           --              --            61,273            --            86,384

3,739 shares earned under
  recognition and retention
  plan                                       --             --              --            53,845            --            53,845

Purchase of treasury stock,
  38,000 shares at cost                      --             --          (575,437)           --              --          (575,437)

Change in fair value of securities
  available for sale                         --             --              --              --              (431)           (431)
                                     ------------   ------------    ------------    ------------    ------------    ------------

Balance at December 31, 1997         $ 25,042,530   $  7,940,409    $ (4,625,744)   $ (2,383,626)   $    (56,464)   $ 25,917,105
                                     ============   ============    ============    ============    ============    ============


-------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                      MILTON FEDERAL FINANCIAL CORPORATION
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CONTINUED)
                  Three months ended December 31, 1998 and 1997
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------

                                                                                       Unearned        Accumulated
                                       Additional                                      Employee           Other
                                        Paid-In        Retained        Treasury      Benefit Plan     Comprehensive
                                        Capital        Earnings          Stock          Shares           Income         Total

Balance at October 1, 1998           $ 25,143,563   $  8,167,236    $ (5,104,494)   $ (2,038,281)   $    115,202   $ 26,283,226

Net income for the period                    --          311,384            --              --              --          311,384

Cash dividends -
  $.15 per share                             --         (320,494)           --              --              --         (320,494)

Commitment to release 4,997
  employee stock ownership
  plan shares                              20,877           --              --            58,728            --           79,605

3,739 shares earned under
  recognition and retention
  plan                                       --             --              --            53,846            --           53,846

Tax benefit realized on vesting
  of recognition and retention
  plan shares                              29,193           --              --              --              --           29,193

Purchase of treasury stock,
  31,841 shares at cost                      --             --          (454,527)           --              --         (454,527)

Change in fair value of securities
  available for sale                         --             --              --              --               798            798
                                     ------------   ------------    ------------    ------------    ------------   ------------

Balance at December 31, 1998         $ 25,193,633   $  8,158,126    $ (5,559,021)   $ (1,925,707)   $    116,000   $ 25,983,031
                                     ============   ============    ============    ============    ============   ============


-------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.
                                                                             7.

                      MILTON FEDERAL FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

-------------------------------------------------------------------------------

                                                                  Three Months Ended
                                                                     December 31,
                                                                     ------------
                                                                 1998              1997
                                                                 ----              ----

NET CASH FLOWS FROM OPERATING ACTIVITIES                     $  1,216,478    $  1,095,439

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                             (6,941,199)           --
         Proceeds from principal payments                       1,927,954       2,109,859
     Securities held to maturity
         Purchases                                                   --        (5,661,533)
         Proceeds from principal payments                         578,049         415,222
     Increase in loans, net                                   (14,198,028)    (10,823,292)
     Proceeds from sale of loans                                2,215,110            --
     Premises and equipment expenditures                          (18,363)        (28,986)
     Purchase Federal Home Loan Bank stock                           --          (337,500)
                                                             ------------    ------------
         Net cash from investing activities                   (16,436,477)    (14,326,230)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposit accounts                            12,327,417       2,085,710
     Net change in advance payments by borrowers for taxes
       and insurance                                              399,479         267,875
     Net change in short-term borrowings                             --         1,400,000
     Long-term advances from Federal Home Loan Bank             1,000,000       6,100,000
     Principal payments on Federal Home Loan Bank advances       (124,286)       (557,516)
     Cash dividends paid                                         (320,494)       (325,738)
     Purchase of treasury stock                                  (454,527)       (575,437)
                                                             ------------    ------------
         Net cash from financing activities                    12,827,589       8,394,894
                                                             ------------    ------------

Net change in cash and cash equivalents                        (2,392,410)     (4,835,897)

Cash and cash equivalents at beginning of period                3,577,923       5,633,119
                                                             ------------    ------------

Cash and cash equivalents at end of period                   $  1,185,513    $    797,222
                                                             ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period for
         Interest                                            $  2,799,455    $  2,432,863
         Income taxes                                                --           252,298


-------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.
                                                                               8

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Milton Federal Financial Corporation (the "Corporation") at December 31, 1998, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with financial statements, and notes thereto, of the Corporation for the fiscal year ended September 30, 1998, included in its 1998 annual report.. The Corporation has consistently followed the accounting policies described in the notes to financial statements contained in the Corporation's 1998 annual report in preparing this Form 10-Q.

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

To prepare financial statements in conformity with generally accepted accounting principals, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments and status of contingencies are particularly subject to change.

Income tax expense is the sum of the current-year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. Income tax expense is based on the effective tax rate expected to be applicable for the entire year.

Basic earnings per share ("EPS") are based on net income divided by the weighted average number of shares outstanding during the period. Diluted EPS includes the dilutive effect of stock options granted and unearned recognition and retention plan ("RRP") shares using the treasury stock method. Unreleased ESOP shares are not considered to be outstanding shares for the purpose of determining the weighted average number of shares used in the earnings per common share calculations.


-------------------------------------------------------------------------------
                                  (Continued)
                                                                              9.

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The weighted average number of common shares outstanding for basic and diluted earnings per share computations were as follows:

                                                                                 Three months ended
                                                                                     DECEMBER 31
                                                                                     -----------
                                                                               1998               1997
                                                                               ----               ----

              Weighted-average shares outstanding - Basic                     2,067,046          2,091,391
              Effect of stock options                                             2,109             21,047
              Effect of unearned RRP shares                                         209              6,104
                                                                         --------------     --------------
              Weighted-average shares outstanding - Diluted                   2,069,364          2,118,542
                                                                         ==============     ==============

The Corporation adopted on October 1, 1998, the Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which is also recognized as a separate component of equity. The accounting standard that requires reporting comprehensive income first applies for fiscal years beginning after December 15, 1997, with prior information restated to be comparable.


NOTE 2 - SECURITIES

The amortized cost and fair values of securities are as follows:


                                                                      Gross           Gross
                                                 Amortized         Unrealized      Unrealized            Fair
                                                   Cost               Gains          Losses              Value
                                                   ----               -----          ------              -----
December 31, 1998
-----------------
Available for sale
     Equity                                 $          15,000    $          -     $          -    $          15,000
     Mortgage-backed                               41,726,753         351,873         (176,134)          41,902,512
                                            -----------------    ------------     ------------    -----------------

         Total                              $      41,741,753    $    351,873     $   (176,134)   $      41,917,512
                                            =================    ============     ============    =================

Held to maturity
     Mortgage-backed                        $      13,969,668    $    119,345     $   (117,070)   $      13,971,943
                                            =================    ============     ============    =================


September 30, 1998
------------------
Available for sale
     Equity                                 $          15,000    $          -     $          -    $          15,000
     Mortgage-backed                               36,722,650         304,109         (129,563)          36,897,196
                                            -----------------    ------------     ------------    -----------------

         Total                              $      36,737,650    $    304,109     $   (129,563)   $      36,912,196
                                            =================    ============     ============    =================

Held to maturity
     Mortgage-backed                        $      14,559,907    $     85,137     $   (116,842)   $      14,528,202
                                            =================    ============     ============    =================

-------------------------------------------------------------------------------
                                  (Continued)
                                                                             10.

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

NOTE 2 - SECURITIES (Continued)

The Corporation maintains a significant portfolio of mortgage-backed securities in the form of Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and Government National Mortgage Association ("GNMA") participation certificates. Mortgage-backed securities generally entitle the Corporation to receive a portion of the cash flows from an identified pool of mortgages, and FHLMC, FNMA and GNMA securities are each guaranteed by their respective agencies as to principal and interest. The Corporation has also invested significant amounts in collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits ("REMICs") which are included in mortgage-backed securities. Substantially all CMOs and REMICs are backed by pools of mortgages insured or guaranteed by the FNMA and FHLMC.

There were no sales of securities during the three-month periods ended December 31, 1998 and 1997.


NOTE 3 - LOANS

Loans consisted of the following:

                                                                        December 31,         September 30,
                                                                            1998                 1998
                                                                            ----                 ----
         Residential real estate loans
              1-4 family (first mortgage)                            $    150,000,762    $     138,514,548
              Home equity (1-4 family second mortgage)                      3,914,814            4,244,313
              Multi-family                                                  2,566,376            2,670,477
         Nonresidential real estate loans                                  12,321,209            8,804,909
         Construction loans                                                11,755,871           16,412,903
                                                                     ----------------    -----------------
                 Total real estate loans                                  180,559,032          170,647,151
         Consumer loans
              Automobile                                                    3,295,448            3,480,341
              Loans on deposits                                               311,862              290,640
              Other consumer loans                                            345,332              344,244
                                                                     ----------------    -----------------
                  Total consumer loans                                      3,952,642            4,115,225
         Commercial loans                                                   2,885,510            2,753,493
                                                                     ----------------    -----------------
         Total loans                                                      187,397,184          177,515,869

         Less:
              Net deferred loan fees                                         (628,071)            (605,224)
              Loans in process                                             (2,629,292)          (4,887,733)
              Allowance for loan losses                                      (706,415)            (676,415)
                                                                     ----------------    -----------------

                  Net loans                                          $    183,433,406    $     171,346,497
                                                                     ================    =================

The Corporation, through the Bank, has sold various loans to other financial intermediaries while retaining the servicing rights. Gains and losses on loan sales are recorded at the time of the sale. Loans sold for which the Corporation has retained servicing totaled $15,694,473 at December 31, 1998 and $15,615,077 at September 30, 1998. Capitalized mortgage-servicing rights totaled $189,000 at December 31, 1998 and September 30, 1998. At December 31, 1998 and September 30, 1998, no loans were held for sale. Proceeds from the sale of loans during the three months ended December 31, 1998 were $2,215,110 with net realized gains of $52,615 included in earnings. No loans were sold during the three months ended December 31, 1997.


-------------------------------------------------------------------------------
                                  (Continued)
                                                                             11.

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------


NOTE 3 - LOANS (Continued)

Activity in the allowance for losses on loans was as follows:

                                                                                   Three months ended
                                                                                       December 31
                                                                                       -----------
                                                                                  1998            1997
                                                                                  ----            ----
         Beginning balance                                                   $    676,415     $    562,202
         Provision for loan losses                                                 30,000           24,000
         Charge-offs                                                                    -         (100,771)
                                                                             ------------     ------------

         Ending balance                                                      $    706,415     $    485,431
                                                                             ============     ============

Loans considered impaired within the scope of SFAS No. 114 were not significant during three months ended December 31, 1998 and 1997.


NOTE 4 - BORROWED FUNDS

At December 31, 1998, the Bank had a cash-management line-of-credit enabling it to borrow up to $10,800,000 from the Federal Home Loan Bank ("FHLB") of Cincinnati. The line of credit must be renewed on an annual basis. The next renewal date is April 16, 1999. There were no borrowings outstanding on this line of credit at December 31, 1998 or September 30, 1998.

Additionally, as a member of the FHLB system, the Bank has the ability to obtain additional borrowings up to a total of 50% of Bank assets subject to the level of qualified, pledgable 1- to 4-family residential real estate loans. The Bank had variable-rate borrowings totaling $5,000,000, with interest rates ranging from 5.57% to 5.62%, at December 31, 1998 and $4,000,000, with an interest rate of 5.54%, at September 30, 1998. The Bank had fixed-rate borrowings totaling $12,305,737 at December 31, 1998 and $12,430,023 at September 30, 1998. The
interest rates on these borrowings ranged from 5.80% to 6.42%. The Bank also had $36,000,000 in convertible advances at December 31, 1998 and September 30, 1998 whereby the interest rates are fixed for a specified period of time and then change to variable for the remaining term of the advance. The interest rates on these advances ranged from 4.66% to 5.65%.

Advances under the borrowing agreements are collateralized by a blanket pledge of the Bank's residential mortgage loan portfolio and FHLB stock.

At December 31, 1998, required annual principal payments are as follows:

                 Period ending December 31:
                            1998                $     1,146,533
                            1999                      7,415,527
                            2000                      2,910,996
                            2001                      2,227,740
                            2002                      1,258,632
                         Thereafter                  38,346,309
                                                ---------------
                                                $    53,305,737
                                                ===============


-------------------------------------------------------------------------------
                                  (Continued)
                                                                             12.

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------



NOTE 5 - COMMITMENTS, OFF-BALANCE -SHEET RISK AND CONTINGENCIES

Various contingent liabilities are not reflected in the financial statements, including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on financial condition or results of operations of the Corporation.

Some financial instruments are used in the normal course of business to meet financing needs of customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These involve, to varying degrees, credit risk more than the amount reported in the financial statements.

Exposure to credit loss if the other party does not perform is represented by the contractual amount for commitments to extend credit, standby letters of credit and financial guarantees written. The same credit policies are used for commitments and conditional obligations as are used for loans. The amount of collateral obtained, if deemed necessary, on extension of credit is based on management's credit evaluation and generally consists of residential or commercial real estate. Lines of credit are primarily home equity lines collateralized by second mortgages on 1- to 4-family residential real estate and commercial lines of credit collateralized by business assets.

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

As of December 31, 1998 and September 30, 1998, the Corporation had commitments to make fixed-rate, 1- to 4-family residential real estate loans at current market rates totaling $2,496,000 and $1,516,000. Loan commitments are generally for 30 days. The interest rate on commitments ranged from 6.25% to 9.50% at December 31, 1998 and 6.38% to 8.50% at September 30, 1998. The Corporation had commitments to make variable-rate, 1-to 4-family residential loans totaling $306,000 at December 31, 1998, at interest rates ranging from 5.75% to 8.00%, while there were no such commitments at September 30, 1998. As of December 31, 1998 and September 30, 1998, the Corporation had $4,894,000 and $4,711,000 in unused variable-rate home equity lines of credit and $1,335,000 and $820,000 unused commercial lines of credit.

Standby letters of credit are conditional commitments to guarantee a customer's performance to a third party. At December 31, 1998 and September 30, 1998, the Corporation had standby letter-of-credit commitments totaling $141,000 and $150,000.

At December 31, 1998 and September 30, 1998, compensating balances of $697,000 and $518,000 were required as deposits with the FHLB. The balances do not earn interest.

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


-------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discusses the financial condition of the Corporation as of December 31, 1998, as compared to September 30, 1998, and the results of operations for the three-month period ended December 31, 1998, compared with the same period in 1997. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.


FORWARD-LOOKING STATEMENTS

When used in this document, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projected" or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Bank's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Bank's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors listed above could affect the Corporation's financial performance and could cause the Corporation's actual results for future periods to differ materially from any statements expressed with respect to future periods.

The Corporation does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


ANALYSIS OF FINANCIAL CONDITION

The Corporation's assets totaled $249.1 million at December 31, 1998, an increase of $13.8 million, or 5.9%, from $235.3 million at September 30, 1998. The growth in assets was primarily in securities and loans. Such growth was funded by the use of overnight deposits in other financial institutions and increased deposits and borrowed funds.

Total securities increased $4.4 million from $51.5 million at September 30, 1998 to $55.9 million at December 31, 1998. The increase was due to $6.9 million in purchases of mortgage-backed securities partly offset by maturities and principal repayments of $2.5 million. The purchases were funded by growth in deposits and borrowings.

Net loans increased from $171.3 million at September 30, 1998 to $183.4 million at December 31, 1998. The growth in loans was primarily in 1- to 4-family first-mortgage loans and nonresidential real estate loans, which increased $11.5 million and $3.5 million. As interest rates have decreased slightly since September 30, 1998, much of the growth in 1- to 4-family first mortgages is the result of customers refinancing their higher-rate loans from the Corporation's competitors. Despite the high volume of originations, overall growth was partly constrained by the sale of a pool of 1- to 4-family first mortgage loans with a carrying value of $2.2 million. The loans were sold as a means to manage interest rate risk by reducing the Corporation's investment in various lower-yielding or longer-term, fixed-rate loans. The Corporation retained the right to service the loans for a fixed spread to provide an additional source of fee income. In addition to growth spurred by refinancings, the continued growth in total real estate loans is also related to growth in the Corporation's market area, as the Corporation has not changed its

-------------------------------------------------------------------------------
                                  (Continued)
                                                                             14.

                      MILTON FEDERAL FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

philosophy regarding pricing or underwriting standards during the period. Construction loans decreased $4.6 million as loans were converted to more permanent financing upon completion of construction. Changes in other types of real estate loans were not significant.

Total deposits increased $12.4 million, or 8.0%, from $154.6 million at September 30, 1998 to $167.0 million at December 31, 1998. The Corporation experienced increases of $2.2 million and $3.5 million in negotiable order of withdrawal ("NOW") and money market accounts while certificates of deposit increased $7.0 million, or 6.0%, and had the largest increase of all types of deposits. Overall deposit growth has been due to normal operating procedures as the Corporation has not used special promotions to attract increased volume.

Borrowed funds totaled $52.4 million at September 30, 1998 and $53.3 million at December 31, 1998. The majority of borrowed funds are invested in mortgage-backed and related securities to leverage the Bank's excess capital and to provide liquidity for future loan growth.


COMPARISON OF RESULTS OF OPERATIONS

Operating results of the Corporation are affected by general economic conditions, monetary and fiscal policies of federal agencies and policies of agencies regulating financial institutions. The Corporation's cost of funds is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by demand for real estate loans and other types of loans which, in turn, is affected by the interest rates at which such loans are made, general economic conditions and availability of funds for lending activities.

The Corporation's net income is primarily dependent on its net interest income (the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities). Net income is also affected by provisions for loan losses, service charges, gains on sale of assets and other income, noninterest expense and income taxes.

The Corporation's net income of $311,000 for the three months ended December 31, 1998 represented a $20,000 increase from $291,000 in net income for the three months ended December 31, 1997. Similarly, both basic and diluted earnings per common share increased by $.01 for the three months ended December 31, 1998 as compared to the same period in 1997. The increase in net income was primarily the result of gains realized on the sale of loans during the three months ended December 31, 1998.

Net interest income is the largest component of the Corporation's income and is affected by the interest-rate environment and volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income totaled $1,454,000 for the three months ended December 31, 1998 and $1,456,000 for the same period in 1997. The Corporation remains liability sensitive, whereby its interest-bearing liabilities will generally reprice more quickly than its interest-earning assets. Therefore, the Corporation's net interest margin will generally increase in periods of falling interest rates in the market and will decrease in periods of increasing interest rates. Accordingly, in a rising rate environment, the Corporation may need to increase rates to attract and retain deposits. Due to the negative gap position, the rise in interest rates may not have such an immediate affect on interest-earning assets. This lag could negatively affect net interest income. During the first quarter of fiscal 1999, the Board of Governors of the Federal Reserve System decreased the discount rate by 50 basis points, which has lead to a general decrease in deposit and loan rates offered by many financial institutions.

-------------------------------------------------------------------------------
                                  (Continued)
                                                                             15.

                      MILTON FEDERAL FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

Interest and fees on loans totaled $3,402,000 for the three months ended December 31, 1998, compared to $2,705,000 for the three months ended December 31, 1997. Such increase in interest income was due to higher average loan balances related to the origination of new 1- to 4-family first mortgages and nonresidential real estate loans.

Interest on securities totaled $738,000 for the three months ended December 31, 1998, compared to $1,174,000 for the three months ended December 31, 1997. The decrease was primarily due to a decrease in volume of securities since the prior period as the majority of proceeds from sales and principal repayments have been reinvested in higher-yielding loans.

Interest on deposits totaled $2,036,000 for the three months ended December 31, 1998, and $1,842,000 for the three months ended December 31, 1997. The increase resulted from higher average deposit balances partly offset by a decrease in the average cost of funds from the prior period.

Interest on borrowed funds increased $97,000 over the comparable periods. The increase was the result of higher average balances of borrowed funds during the three months ended December 31, 1998. Beginning in the fourth quarter of fiscal 1995, the Corporation borrowed funds and invested a portion of these funds in mortgage-backed securities to leverage excess capital, as discussed previously. From time to time, the Corporation has borrowed additional adjustable-rate funds for similar purposes as well as to provide funding for loan growth The Corporation has also borrowed fixed-rate funds to provide for long-term liquidity needs. As opportunities arise, the Corporation may make additional borrowings to fund loan demand and mortgage-backed and related security purchases.

The Corporation maintains an allowance for loan losses in an amount, which, in management's judgment, is adequate to absorb probable losses in the loan portfolio. While management utilizes its best judgment and information available, ultimate adequacy of the allowance is dependent on a variety of factors, including performance of the Corporation's loan portfolio, the economy, changes in real estate values and interest rates and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level considered adequate to absorb probable losses in the loan portfolio. The amount of the provision is based on management's regular review of the loan portfolio and consideration of such factors as historical loss experience, general prevailing economic conditions, changes in size and composition of the loan portfolio and specific borrower considerations, including ability of the borrower to repay the loan and the estimated value of the underlying collateral.

Other than $115,000 in charge-offs during fiscal 1998, the Corporation has not experienced any significant charge-offs for the past several years. The majority of these charge-offs occurred during the three months ended December 31, 1997 and were related to a single loan relationship for which the Corporation maintained a specific valuation allowance. The Corporation's low historical charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a down payment of 20% of the lower of sales price or appraised value of 1- to 4-family residential real estate loans, established income information and defined ratios of debt to income. Loans secured by real estate make up 96.4% of the Corporation's loan portfolio, and loans secured by first mortgages on 1- to 4-family residential real estate constituted 80.0% of total loans at December 31, 1998. Notwithstanding the historically low level of charge-offs, management believes it is prudent to continue increasing the allowance for loan losses as total loans increase. Accordingly, management anticipates it will continue its provisions to the allowance for loan losses at current levels for the near future, providing volume of nonperforming loans remains insignificant. The provision for loan losses totaled $30,000 and $24,000 during the three months ended December 31, 1998 and 1997.
-------------------------------------------------------------------------------

                                  (Continued)
                                                                             16.

                      MILTON FEDERAL FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

Noninterest income totaled $157,000 for the three months ended December 31, 1998 and $79,000 for the three months ended December 31, 1997. The increase was primarily the result of gains realized on sales of loans during the three months ended December 31, 1998. The loan sales were primarily made for interest-rate risk-strategy purposes. Other changes in noninterest income for the three-month periods were not significant.

Noninterest expense totaled $1,108,000 for the three months ended December 31, 1998, compared to $1,065,000 for the three months ended December 31, 1997. The Corporation experienced increases in most of the components of noninterest expense, however, no single component made up a significant portion of the increase.

The volatility of income tax expense is primarily attributable to the change in net income before income taxes. Income tax expense totaled $162,000, or an effective rate of 34.2%, for the three months ended December 31, 1998, compared to $155,000, or an effective rate of 34.8%, for the three months ended December 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash equivalents, is a result of operating, investing and financing activities. These activities are summarized below for the three months ended December 31, 1998 and 1997.

                                                                                     Three months ended
                                                                                        December 31,
                                                                                        ------------
                                                                                    1998           1997
                                                                                    ----           ----
                                                                                        (In thousands)
         Net income                                                             $      311     $       291
         Adjustments to reconcile net income to net cash from
           operating activities                                                        905             804
                                                                                ----------     -----------
         Net cash from operating activities                                          1,216           1,095
         Net cash from investing activities                                        (16,436)        (14,326)
         Net cash from financing activities                                         12,828           8,395
                                                                                ----------     -----------
         Net change in cash and cash equivalents                                    (2,392)         (4,836)
         Cash and cash equivalents at beginning of period                            3,578           5,633
                                                                                ----------     -----------
         Cash and cash equivalents at end of period                             $    1,186     $       797
                                                                                ==========     ===========

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

Office of Thrift Supervision ("OTS") regulations presently require the Corporation to maintain an average daily balance of investments in U.S. Treasury, federal agency obligations and other investments having maturities of five years or less in an amount equal to 4% of the sum of the Corporation's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic

-------------------------------------------------------------------------------
                                  (Continued)
                                                                             17

                      MILTON FEDERAL FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

conditions, is intended to provide a source of relatively liquid funds on which the Corporation may rely, if necessary, to fund deposit withdrawals or other short-term funding needs. At December 31, 1998, the Corporation's regulatory liquidity was 34.5%. At such date, the Corporation had commitments to originate fixed-rate loans totaling $2,496,000 and variable-rate loans totaling $306,000. The Corporation had no commitments to purchase or sell loans. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. See Note 5 of the Notes to Consolidated Financial Statements.

The Bank is required by regulations to meet certain minimum capital requirements, which must be generally as stringent as standards established for commercial banks. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material affect on the Bank's financial statements. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which for the Bank consists solely of tangible capital) of 3.0% of adjusted total assets and risk-based capital (which, for the Bank, consists of core capital and general valuation allowances) of 8.0% of risk-weighted assets (assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk). The following table indicates that the requirement for core capital is 4.0% because that is the level that the OTS prompt corrective-action regulations require to be considered adequately capitalized. At December 31, 1998, the Bank complies with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios, the Bank is considered well capitalized under the applicable requirements at December 31, 1998. Management is not aware of any matter after the latest regulatory exam that would cause the Bank's capital category to change.

The following table summarizes the Bank's regulatory capital requirements and actual capital at December 31, 1998.

                                                                                 Excess of actual
                                                                               capital over current
                               Actual Capital          Current Requirement          Requirement
                               --------------          -------------------          -----------          Applicable
(Dollars In Thousands)       Amount      Percent       Amount        Percent      Amount     Percent     Asset Total
----------------------       ------      -------       ------        -------      ------     -------     -----------
Tangible capital           $   22,168      8.9%      $   3,722        1.5%      $ 18,446       7.4%      $  248,100
Core capital                   22,168      8.9           9,924        4.0         12,244       4.9          248,100
Tier 1 risk-based capital      22,168     17.4           5,107        4.0         17,061      13.4          127,669
Total risk-based capital       22,839     17.9          10,214        8.0         12,625       9.9          127,669

In October 1998, the Board of Directors of the Corporation authorized the purchase of up to 5% of the Corporation's outstanding common shares over a twelve-month period. The shares will be purchased in the over-the-counter market. The number of shares to be purchased and the price to be paid will depend upon the availability of shares, the prevailing market prices and any other considerations which may, in the opinion of the Corporation's Board of Directors or management, affect the advisability of purchasing shares. Through December 31, 1998, the Corporation purchased 31,841 shares related to the 5% stock purchase.


-------------------------------------------------------------------------------
                                  (Continued)
                                                                             18.

                      MILTON FEDERAL FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------


YEAR 2000 ISSUE

The Bank's lending and deposit activities are almost entirely dependent on computer systems which process and record transactions, although the Bank can effectively operate with manual systems for brief periods when its electronic systems malfunction or cannot be accessed. The Bank uses the services of a nationally-recognized data processing service bureau specializing in data processing for financial institutions. In addition to its basic operating activities, the Bank's facilities and infrastructure, such as security systems and communications equipment, are dependent, to varying degrees, on computer systems.

The Bank is aware of the potential Year 2000-related problems that may affect the computers that control or operate Bank's operating systems, facilities and infrastructure. In 1997, the Bank began a process of identifying any Year 2000-related problems that may be experienced by its computer-operated or computer-dependent systems. The Bank has contacted the companies that supply or service the Bank's computer-operated or computer-dependent systems to obtain confirmation that each system that is material to the operations of the Bank is either currently Year 2000 compliant or is expected to be Year 2000 compliant. With respect to systems that cannot presently be confirmed as Year 2000 compliant, the Bank will continue to work with the appropriate supplier or servicer to ensure all such systems will be rendered compliant in a timely manner, with minimal expense or disruption of the Bank's operations. All of the identified computer systems affected by the Year 2000 issue are currently in the renovation, validation or implementation phase of the process of becoming Year 2000 compliant. The Bank has identified various companies whose services are deemed critical to the mission of the Bank and received assurances that such companies will be Year 2000 compliant.

As a contingency plan, the Bank has determined that, if such service providers were to have their systems fail, the Bank would implement manual systems until such systems could be re-established. The Bank does not anticipate that such short-term manual systems would have a material adverse effect on the Bank's operations. The expense of any change in suppliers or servicers is not expected to be material to the Bank. The Bank has examined its computer hardware and software and determined it will cost approximately $55,000 to make such systems Year 2000 compliant. Of that amount, the Bank has already spent $20,000. At this time, however, any additional expense that may be incurred by the Bank in connection with Year 2000 issues cannot be determined.

In addition to the possible expense related to its own systems, the Bank could incur losses if loan payments are delayed due to Year 2000 problems affecting any of the Bank's significant borrowers or impairing the payroll systems of large employers in the Bank's primary market area. Because the Bank's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and the Bank's primary market area is not significantly dependent on one employer or industry, the Bank does not expect any significant or prolonged Year 2000-related difficulties will affect net earnings or cash flow.



-------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                     QUANTITATIVE AND QUALITATIVE DISCLOSURE
                                ABOUT MARKET RISK

-------------------------------------------------------------------------------

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

The Corporation, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets reprice differently than its interest-bearing liabilities. One of the Corporation's principal financial objectives is to achieve long-term profitability while reducing its exposure to fluctuations in interest rates. The Corporation has sought to reduce exposure of its earnings to changes in market interest rates by managing asset and liability maturities and interest rates primarily through structuring the securities portfolio so that substantially all of the mortgage-backed securities reprice on at least an annual basis. The variable-rate feature of these securities helps mitigate the Corporation's exposure to upward interest rate movement due to its primarily fixed-rate loan portfolio. Some mortgage-backed securities have been purchased with funds provided by similar maturity, long-term borrowings from the FHLB to capitalize on the yield differential. The majority of the Corporation's securities are classified as available for sale to allow management the flexibility to move these funds into higher-yielding loans as demand warrants. The mortgage-backed and related securities also provide the Corporation with a constant cash flow stream from principal repayments.

As the Corporation's loan portfolio is primarily made up of fixed-rate loans, the Corporation is particularly sensitive to periods of rising interest rates. In such periods, the Corporation's net interest spread is negatively affected because the interest rate paid on deposits increases faster than the rates earned on loans. Management is continuing to originate variable-rate mortgage loans as the primary means to manage this risk. Variable-rate loans increased from $26.2 million at September 30, 1998 to $31.4 million at December 31, 1998. In addition, the Corporation also originates consumer and commercial loans, however, such loans make up only a small percentage of the overall loan portfolio. Consumer loans typically have a significantly shorter weighted-average maturity and offer less exposure to interest rate risks while commercial loans generally carry variable interest rates. From time to time, the Corporation has also sold pools of fixed-rate mortgage loans and invested the funds in shorter-term fixed-rate loans, adjustable-rate loans and adjustable-rate mortgage-backed securities. Such investments have less exposure to interest rate risk. The Corporation may sell additional pools of fixed-rate loans in the future should the need exist.

Lastly, as part of its effort to monitor and manage interest rate risk, the Bank uses the "net portfolio value" ("NPV") methodology adopted by the OTS as part of its capital regulations. Presented in the Corporation's 1998 annual report, as of September 30, 1998, is an analysis of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates. Also presented are policy limits set by the Board of Directors of the Bank as to the maximum change in NPV that the Board of Directors deems advisable in case of various changes in interest rates. Such limits are established with consideration of the dollar impact of various rate changes and the Bank's strong capital position. Management believes that no events have occurred since September 30, 1998 that would significantly change the Bank's NPV at December 31, 1998 under each of the assumed shifts of 100 basis points in market interest rates.

-------------------------------------------------------------------------------
                                  (Continued)
                                                                             20.

                      MILTON FEDERAL FINANCIAL CORPORATION
                     QUANTITATIVE AND QUALITATIVE DISCLOSURE
                                ABOUT MARKET RISK

-------------------------------------------------------------------------------


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


-------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION

                           PART II - OTHER INFORMATION

------------------------------------------------------------------------------


Item 1.    LEGAL PROCEEDINGS
           None

Item 2.    CHANGES IN SECURITIES
           None

Item 3.    DEFAULTS UPON SENIOR SECURITIES
           None

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           None

Item 5.    OTHER INFORMATION
           None

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K
           (a)   Exhibit No. 27:  Financial Data Schedule.
           (b) No current reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1998.

-------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                                   SIGNATURES

-------------------------------------------------------------------------------


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:    February 8, 1999                              /S/  Glenn E. Aidt
     -------------------------------------             ------------------
                                                       Glenn E. Aidt
                                                       President





Date:    February 8, 1999                              /S/  Thomas P. Eyer
     -------------------------------------             -------------------
                                                       Thomas P. Eyer

                       Treasurer (Chief Financial Officer)







-------------------------------------------------------------------------------

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER          DESCRIPTION                                   PAGE NUMBER
------          -----------                                   -----------


     27         Financial Data Schedule                       25


















-------------------------------------------------------------------------------