Form 10-Q
period 1999-03-31
MILTON FEDERAL FINANCIAL CORP
filed 1999-05-17
CIK 925722

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended March 31, 1999

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

Yes [X]       No [ ]

As of May 1, 1999 the latest practicable date, 2,124,995 shares of the registrant's common shares, no par value, were issued and outstanding.

                      MILTON FEDERAL FINANCIAL CORPORATION

                                      INDEX
                                                                               Page
                                                                               ----
PART I - FINANCIAL INFORMATION  (UNAUDITED)

Item 1.  Financial Statements

    Consolidated Balance Sheets ............................................     3

    Consolidated Statements of Income ......................................     4

    Consolidated Statements of Comprehensive Income.........................     5

    Condensed Consolidated Statements of Changes in Shareholders' Equity....     6

    Condensed Consolidated Statements of Cash Flows ........................     7

    Notes to Consolidated Financial Statements .............................     8


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations....................    14

Item 3.  Quantitative and Qualitative Disclosure About Market Risk..........    21

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................    23

Item 2.  Changes in Securities and Use of Proceeds..........................    23

Item 3.  Defaults Upon Senior Securities....................................    23

Item 4.  Submission of Matters to a Vote of Security Holders................    23

Item 5.  Other Information..................................................    23

Item 6.  Exhibits and Reports on Form 8-K...................................    23

SIGNATURES .................................................................    24

--------------------------------------------------------------------------------

                             MILTON FEDERAL FINANCIAL CORPORATION
                                  CONSOLIDATED BALANCE SHEETS
                                          (Unaudited)

----------------------------------------------------------------------------------------------

Item 1.  Financial Statements
         --------------------

                                                                March 31,        September 30,
                                                                  1999               1998
                                                                  ----               ----
ASSETS
    Cash and amounts due from depository institutions         $    787,596       $  1,049,982
    Overnight deposits in other financial institutions             500,000          2,200,000
    Interest-bearing deposits in other financial
      institutions                                                 219,670            327,941
                                                              ------------       ------------
       Total cash and cash equivalents                           1,507,266          3,577,923
    Securities available for sale                               39,088,948         36,912,196
    Securities held to maturity (Estimated fair value of
      $13,393,319 at March 31, 1999 and $14,528,202 at
      September 30, 1998)                                       13,366,426         14,559,907
    Federal Home Loan Bank stock available for sale              2,953,000          2,814,200
    Loans, net                                                 185,326,911        171,346,497
    Premises and equipment, net                                  2,654,836          2,739,778
    Cash surrender value of life insurance                       1,627,566          1,593,383
    Accrued interest receivable                                  1,234,159          1,225,037
    Other assets                                                   454,430            506,702
                                                              ------------       ------------

          Total assets                                        $248,213,542       $235,275,623
                                                              ============       ============

LIABILITIES
    Deposits                                                  $167,940,730       $154,647,142
    Borrowed funds                                              53,178,377         52,430,023
    Advance payments by borrowers for taxes and insurance          341,974            258,357
    Accrued interest payable                                       324,176            284,706
    Other liabilities                                            1,151,544          1,372,169
                                                              ------------       ------------
       Total liabilities                                       222,936,801        208,992,397

SHAREHOLDERS' EQUITY
    Preferred stock, no par value, 1,000,000 shares
      authorized, none outstanding
    Common stock, no par value, 9,000,000 shares
      authorized, 2,578,875 shares issued
    Additional paid-in capital                                  25,211,152         25,143,563
    Retained earnings                                            8,224,312          8,167,236
    Treasury stock, at cost, 438,380 shares at March
      31, 1999 and 342,039 shares at September 30, 1998         (6,487,396)        (5,104,494)
    Unearned employee stock ownership plan shares               (1,082,849)        (1,199,087)
    Unearned recognition and retention plan shares                (738,954)          (839,194)
    Accumulated other comprehensive income                         150,476            115,202
                                                              ------------       ------------
       Total shareholders' equity                               25,276,741         26,283,226
                                                              ------------       ------------

          Total liabilities and shareholders' equity          $248,213,542       $235,275,623
                                                              ============       ============

----------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                               MILTON FEDERAL FINANCIAL CORPORATION
                                 CONSOLIDATED STATEMENTS OF INCOME
                                            (Unaudited)

--------------------------------------------------------------------------------------------------
                                              Three Months Ended             Six Months Ended
                                                   March 31,                     March 31,
                                                   ---------                     ---------
                                              1999           1998           1999           1998
                                              ----           ----           ----           ----
INTEREST AND DIVIDEND INCOME
    Loans, including fees                  $3,540,373     $2,862,049     $6,942,392     $5,566,769
    Securities                                778,194      1,055,066      1,516,353      2,229,561
    Other, including dividend income           46,461         62,086        121,185        109,040
                                           ----------     ----------     ----------     ----------
                                            4,365,028      3,979,201      8,579,930      7,905,370

INTEREST EXPENSE
    Deposits                                2,030,546      1,855,675      4,066,352      3,698,117
    Borrowed funds                            752,850        664,602      1,477,661      1,292,385
                                           ----------     ----------     ----------     ----------
                                            2,783,396      2,520,277      5,544,013      4,990,502
                                           ----------     ----------     ----------     ----------

NET INTEREST INCOME                         1,581,632      1,458,924      3,035,917      2,914,868

Provision for loan losses                      30,000         60,000         60,000         84,000
                                           ----------     ----------     ----------     ----------

NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES               1,551,632      1,398,924      2,975,917      2,830,868

NONINTEREST INCOME
    Service charges and other fees             67,603         49,557        129,304         98,140
    Gain on sales of securities                28,837        174,874         28,837        174,874
    Gain on sale of loans                      21,298             --         73,913             --
    Other income                               28,631         29,688         71,172         59,788
                                           ----------     ----------     ----------     ----------
                                              146,369        254,119        303,226        332,802

NONINTEREST EXPENSE
    Salaries and employee benefits            621,408        600,065      1,257,501      1,229,879
    Occupancy expense                         113,176         88,861        215,942        181,593
    Data processing services                   69,283         58,629        127,771        106,004
    State franchise taxes                      80,262         87,282        167,453        175,790
    Federal deposit insurance premiums         23,644         22,225         45,776         44,012
    Advertising                                10,660         13,831         30,530         28,693
    Other expenses                            201,489        149,318        382,707        319,255
                                           ----------     ----------     ----------     ----------
                                            1,119,922      1,020,211      2,227,680      2,085,226
                                           ----------     ----------     ----------     ----------

INCOME BEFORE INCOME TAX                      578,079        632,832      1,051,463      1,078,444

Income tax expense                            197,000        219,000        359,000        374,000
                                           ----------     ----------     ----------     ----------

NET INCOME                                 $  381,079     $  413,832     $  692,463     $  704,444
                                           ==========     ==========     ==========     ==========

Earnings per share - Basic                 $      .19     $      .20     $      .34     $      .34
                                           ==========     ==========     ==========     ==========

Earnings per share - Diluted               $      .19     $      .20     $      .34     $      .33
                                           ==========     ==========     ==========     ==========

--------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                               MILTON FEDERAL FINANCIAL CORPORATION
                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                            (Unaudited)

--------------------------------------------------------------------------------------------------
                                                Three Months Ended            Six Months Ended
                                                     March 31,                    March 31,
                                                     ---------                    ---------
                                                1999           1998          1999          1998
                                                ----           ----          ----          ----
NET INCOME                                    $381,079      $ 413,832      $692,463      $ 704,444

Other comprehensive income:
  Unrealized holding gains (losses) on
    available-for-sale securities
    arising during the period                   81,091        298,103        82,284        297,452
  Reclassification adjustment for (gains)
    losses realized on securities
    sales included in net income               (28,837)      (174,874)      (28,837)      (174,874)
                                              --------      ---------      --------      ---------
Net unrealized gain (loss)                      52,254        123,229        53,447        122,578
  Tax effect                                   (17,778)       (41,899)      (18,173)       (41,679)
                                              --------      ---------      --------      ---------
    Total other comprehensive income            34,476         81,330        35,274         80,899
                                              --------      ---------      --------      ---------

COMPREHENSIVE INCOME                          $415,555      $ 495,162      $727,737      $ 785,343
                                              ========      =========      ========      =========

--------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                                   MILTON FEDERAL FINANCIAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                (Unaudited)

----------------------------------------------------------------------------------------------------------
                                                  Three Months Ended                Six Months Ended
                                                       March 31,                        March 31,
                                                       ---------                        ---------
                                                1999             1998             1999             1998
                                                ----             ----             ----             ----
Balance at beginning of period              $25,983,031      $25,917,105      $26,283,226      $26,387,870

Net income                                      381,079          413,832          692,463          704,444

Cash dividends                                 (314,893)        (350,444)        (635,387)        (676,182)

Commitment to release employee
  stock ownership plan shares                    75,029           89,000          154,634          175,384

Shares earned under recognition and
  retention plan, including tax benefit          46,394           53,846          129,433          107,691

Purchase of treasury stock                     (928,375)        (480,627)      (1,382,902)      (1,056,064)

Change in fair value of securities
  available for sale                             34,476           81,330           35,274           80,899
                                            -----------      -----------      -----------      -----------

Balance at end of period                    $25,276,741      $25,724,042      $25,276,741      $25,724,042
                                            ===========      ===========      ===========      ===========

----------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                            MILTON FEDERAL FINANCIAL CORPORATION
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)

--------------------------------------------------------------------------------------------
                                                                      Six Months Ended
                                                                          March 31,
                                                                          ---------
                                                                   1999              1998
                                                                   ----              ----
NET CASH FLOWS FROM OPERATING ACTIVITIES                      $    614,013      $  2,484,882

CASH FLOWS FROM INVESTING ACTIVITIES
    Securities available for sale
       Purchases                                                (9,588,941)       (8,942,189)
       Proceeds from maturities and principal payments           4,483,159         5,772,022
       Proceeds from sales                                       3,011,615         8,615,431
    Securities held to maturity
       Purchases                                                  (125,000)       (5,661,533)
       Proceeds from maturities and principal payments           1,290,205         3,193,388
    Increase in loans, net                                     (18,169,179)      (24,127,197)
    Proceeds from sale of loans                                  4,371,901                --
    Premises and equipment expenditures                            (26,300)          (43,135)
    Purchase FHLB stock                                            (39,400)         (337,500)
                                                              ------------      ------------
       Net cash from investing activities                      (14,791,940)      (21,530,713)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in deposit accounts                              13,293,588         8,858,434
    Net change in advance payments by borrowers for taxes
      and insurance                                                 83,617            58,881
    Net change in short-term borrowings                            600,000          (600,000)
    Long-term advances from FHLB                                 1,000,000        26,600,000
    Principal payments on FHLB advances                           (851,646)      (18,906,158)
    Cash dividends paid                                           (635,387)         (676,182)
    Purchase of treasury stock                                  (1,382,902)       (1,056,064)
                                                              ------------      ------------
       Net cash from financing activities                       12,107,270        14,278,911
                                                              ------------      ------------

Net change in cash and cash equivalents                         (2,070,657)       (4,766,920)

Cash and cash equivalents at beginning of period                 3,577,923         5,633,119
                                                              ------------      ------------

Cash and cash equivalents at end of period                    $  1,507,266      $    866,199
                                                              ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period for
       Interest                                               $  5,504,543      $  4,931,834
       Income taxes                                                180,500           558,815

--------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Milton Federal Financial Corporation (the "Corporation") at March 31, 1999, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements, and notes thereto, of the Corporation for the fiscal year ended September 30, 1998, included in its 1998 annual report. The Corporation has consistently followed the accounting policies described in the notes to financial statements contained in the Corporation's 1998 annual report in preparing this Form 10-Q.

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

The Corporation is a thrift holding company engaged in the business of commercial and retail banking services with operations conducted through its main office in West Milton, Ohio, and from its full-service branch offices located in Englewood, Brookville and Tipp City, Ohio. Miami, Montgomery and Darke Counties, Ohio provide the source for substantially all the Corporation's deposit and lending activities.

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

Income tax expense is the sum of the current-year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. Income tax expense is based on the effective tax rate expected to be applicable for the entire year.

Basic earnings per share ("EPS") is based on net income divided by the weighted average number of shares outstanding during the period. Unreleased ESOP shares are not considered to be outstanding shares for the purpose of determining the weighted average number of shares used in the earnings per share calculations. Recognition and Retention Plan ("RRP) shares are considered outstanding as they become vested. Diluted EPS includes the dilutive effect of stock options granted and nonvested RRP shares using the treasury stock method.

--------------------------------------------------------------------------------

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The weighted average number of common shares outstanding for basic and diluted earnings per share computations were as follows:

                                  Three Months Ended         Six Months Ended
                                       March 31,                 March 31,
                                       ---------                 ---------
                                   1999        1998          1999        1998
                                   ----        ----          ----        ----
Weighted average shares
  outstanding - Basic            2,033,859   2,069,291     2,050,635   2,080,462
Effect of stock options             10,073      29,316         6,125      25,228
Effect of unearned RRP shares        2,198       8,608         2,909       9,163
                                 ---------   ---------     ---------   ---------
Weighted average shares
  outstanding - Diluted          2,046,130   2,107,215     2,059,669   2,114,853
                                 =========   =========     =========   =========

On October 1, 1998, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale that is also recognized as a separate component of equity. SFAS No. 130 first applies for fiscal years beginning after December 15, 1997, with prior information restated to be comparable.


NOTE 2 - SECURITIES

The amortized cost and fair values of securities are as follows:

                                                 Gross        Gross
                                  Amortized    Unrealized   Unrealized     Fair
                                    Cost         Gains        Losses       Value
                                    ----         -----        ------       -----
MARCH 31, 1999
--------------

Available for sale
    Equity                       $    15,000    $     --     $      --   $    15,000
    Mortgage-backed               38,845,955     230,354        (2,361)   39,073,948
                                 -----------    --------     ---------   -----------

       Total                     $38,860,955    $230,354     $  (2,361)  $39,088,948
                                 ===========    ========     =========   ===========

Held to maturity
   Municipal obligations         $   125,000    $     --     $    (319)  $   124,681
    Mortgage-backed               13,241,426     259,491      (232,279)   13,268,638
                                 -----------    --------     ----------  -----------

       Total                     $13,366,426    $259,491     $(232,598)  $13,393,319
                                 ===========    ========     =========   ===========

--------------------------------------------------------------------------------

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

                                                 Gross        Gross
                                  Amortized    Unrealized   Unrealized     Fair
                                    Cost         Gains        Losses       Value
                                    ----         -----        ------       -----
SEPTEMBER 30, 1998
------------------

Available for sale
    Equity                       $    15,000    $     --     $      --   $    15,000
    Mortgage-backed               36,722,650     304,109      (129,563)   36,897,196
                                 -----------    --------     ---------   -----------

       Total                     $36,737,650    $304,109     $(129,563)  $36,912,196
                                 ===========    ========     =========   ===========

Held to maturity
    Mortgage-backed              $14,559,907    $ 85,137     $(116,842)  $14,528,202
                                 ===========    ========     =========   ===========

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

During the six months ended March 31, 1999, proceeds from sales of mortgage-backed and related securities available for sale were $3,011,615 with gross realized gains of $28,837 included in earnings. During the six months ended March 31, 1998, proceeds from sales of mortgage-backed and related securities available for sale were $8,615,431 with gross realized gains of $174,874 included in earnings.

The municipal obligation classified as held to maturity at March 31, 1999 matures December, 2002.

--------------------------------------------------------------------------------

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------


NOTE 3 - LOANS

Loans consisted of the following:

                                                         March 31,       September 30,
                                                           1999              1998
                                                           ----              ----
       Residential real estate loans
          1-4 family (first mortgage)                  $155,479,473      $138,514,548
          Home equity (1-4 family second mortgage)        4,283,562         4,244,314
          Multi-family                                    2,697,921         2,670,477
       Nonresidential real estate loans                  11,050,437         8,804,909
       Construction loans                                 9,055,079        16,412,903
                                                       ------------      ------------
             Total real estate loans                    182,566,472       170,647,151
       Consumer loans
          Automobile                                      3,161,715         3,480,341
          Loans on deposits                                 312,285           290,640
          Other consumer loans                              440,066           344,244
                                                       ------------      ------------
              Total consumer loans                        3,914,066         4,115,225
       Commercial loans                                   3,417,547         2,753,493
                                                       ------------      ------------
       Total loans                                      189,898,085       177,515,869

       Less:
          Net deferred loan fees                           (606,714)         (605,224)
          Loans in process                               (3,228,045)       (4,887,733)
          Allowance for loan losses                        (736,415)         (676,415)
                                                       ------------      ------------

              Net loans                                $185,326,911      $171,346,497
                                                       ============      ============

The Corporation, through the Bank, has sold various loans to other financial intermediaries while retaining the servicing rights. Gains and losses on loan sales are recorded at the time of the sale. Loans sold for which the Corporation has retained servicing totaled $16,795,524 at March 31, 1999 and $15,615,077 at September 30, 1998. Capitalized mortgage-servicing rights totaled $204,000 at March 31, 1999 and $189,000 at September 30, 1998. At March 31, 1999,
approximately $1,200,000 of 1-4 family residential real estate loans included above have been designated as held for sale. At September 30, 1998, no loans were held for sale. Proceeds from the sale of loans during the three and six months ended March 31, 1999 were $2,156,791 and $4,371,901 with net realized gains of $21,298 and $73,913 included in earnings. No loans were sold during the three or six months ended March 31, 1998.

Activity in the allowance for losses on loans was as follows:

                                Three Months Ended          Six Months Ended
                                     March 31,                 March 31,
                                     ---------                 ---------
                                1999          1998          1999         1998
                                ----          ----          ----         ----
Beginning balance             $706,415     $ 485,431      $676,415     $ 562,202
Provision for loan losses       30,000        60,000        60,000        84,000
Recoveries                          --            --            --            --
Charge-offs                         --        (4,624)           --      (105,395)
                              --------     ---------      --------     ---------

Ending balance                $736,415     $ 540,807      $736,415     $ 540,807
                              ========     =========      ========     =========

--------------------------------------------------------------------------------

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------


NOTE 3 - LOANS (Continued)

Loans considered impaired within the scope of SFAS No. 114 were not significant at March 31, 1999 and September 30, 1998 and during the three and six months ended March 31, 1999 and 1998.


NOTE 4 - BORROWED FUNDS

At March 31, 1999, the Bank had a cash-management line-of-credit enabling it to borrow up to $10,800,000 from the Federal Home Loan Bank ("FHLB") of Cincinnati. The line of credit must be renewed on an annual basis. The next renewal date is April 16, 1999. Variable rate borrowings of $600,000 were outstanding related to this cash-management line-of-credit at March 31, 1999. There were no borrowings outstanding on this line of credit at September 30, 1998.

Additionally, as a member of the FHLB system, the Bank has the ability to obtain additional borrowings up to a total of 50% of Bank assets subject to the level of qualified, pledgable 1-4 family residential real estate loans. The Bank had variable rate borrowings totaling $5,000,000, with interest rates ranging from 4.89% to 4.94%, at March 31, 1999 and $4,000,000, with an interest rate of 5.54%, at September 30, 1998. The Bank had fixed rate borrowings totaling $11,578,377 at March 31, 1999 and $12,430,023 at September 30, 1998. The
interest rates on these borrowings ranged from 5.80% to 6.42% at March 31, 1999 and September 30, 1998. The Bank also had $36,000,000 in convertible advances at March 31, 1999 and September 30, 1998 whereby the interest rates are fixed for a specified period of time and then change to variable for the remaining term of the advance. The interest rates on these advances ranged from 4.66% to 5.65%.

Advances under the borrowing agreements are collateralized by a blanket pledge of the Bank's residential mortgage loan portfolio and FHLB stock.

At March 31, 1999, required annual principal payments are as follows:

            Period ending March 31:
                     2000                                    $ 1,622,433
                     2001                                      8,316,144
                     2002                                      1,831,278
                     2003                                      2,663,677
                     2004                                        710,044
                  Thereafter                                  38,034,801
                                                             -----------

                                                             $53,178,377
                                                             ===========


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

--------------------------------------------------------------------------------

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------


NOTE 5 - COMMITMENTS, OFF-BALANCE -SHEET RISK AND CONTINGENCIES (Continued)

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

As of March 31, 1999 and September 30, 1998, the Corporation had commitments to make fixed rate, 1-4 family residential real estate loans at current market rates totaling $3,413,000 and $1,516,000. Loan commitments are generally for 30 days. The interest rate on these commitments ranged from 6.38% to 8.75% at March 31, 1999 and 6.38% to 8.50% at September 30, 1998. The Corporation had commitments to make variable rate, 1-4 family residential loans totaling $862,000 at March 31, 1999, at interest rates ranging from 6.00% to 7.88%, while there were no such commitments at September 30, 1998. As of March 31, 1999 and September 30, 1998, the Corporation had $4,660,000 and $4,711,000 in unused variable rate home equity lines of credit and $1,830,000 and $820,000 in unused commercial lines of credit.

Standby letters of credit are conditional commitments to guarantee a customer's performance to a third party. At March 31, 1999 and September 30, 1998, the Corporation had standby letter-of-credit commitments totaling $465,000 and $150,000.

At March 31, 1999 and September 30, 1998, compensating balances of $637,000 and $518,000 were required as deposits with the FHLB. The balances do not earn interest.

The Corporation and the Bank have entered employment agreements with certain officers of the Corporation and the Bank. Each of the agreements provide for a term of three years and a salary and performance review by the Board of Directors not less than annually, as well as inclusion of the employee in any formally established employee benefit, bonus, pension and profit-sharing plans for which management personnel are eligible.

--------------------------------------------------------------------------------

                    MILTON FEDERAL FINANCIAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
          and Results of Operations
          -------------------------

The following discusses the financial condition of the Corporation as of March 31, 1999, compared to September 30, 1998, and the results of operations for the three and six month periods ended March 31, 1999, compared with the same periods in 1998. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.


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


ANALYSIS OF FINANCIAL CONDITION

The Corporation's assets totaled $248.2 million at March 31, 1999, an increase of $12.9 million, or 5.5%, from $235.3 million at September 30, 1998. The growth in assets was primarily in securities and loans. Such growth was funded by the use of overnight deposits in other financial institutions and increased deposits and borrowed funds.

Total securities increased $1.0 million from $51.5 million at September 30, 1998 to $52.5 million at March 31, 1999. The increase was due to $9.7 million in purchases of mortgage-backed securities partly offset by sales, maturities and principal repayments of $8.8 million. The purchases were funded by growth in deposits and borrowings.

Net loans increased from $171.3 million at September 30, 1998 to $185.3 million at March 31, 1999. The growth in loans was primarily in one- to four-family first mortgage loans and nonresidential real estate loans, which increased $17.0 million and $2.2 million. As interest rates have decreased slightly since September 30, 1998, much of the growth in one- to four-family first mortgages is the result of customers refinancing their higher rate loans from the Corporation's competitors. Despite the high volume of originations, overall growth was partly constrained by the sale of two pools of one- to four-family first mortgage loans with a carrying value of $4.4 million. The loans were sold as a means to manage interest rate risk by reducing the Corporation's investment in various lower yielding or longer term, fixed rate loans. The Corporation retained the right to service the loans for a fixed spread to provide an additional source of fee income. In addition to growth spurred by refinancings, the continued growth in total real

--------------------------------------------------------------------------------

                                   (Continued)

                    MILTON FEDERAL FINANCIAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


estate loans is also related to growth in the Corporation's market area, as the Corporation has not changed its philosophy regarding pricing or underwriting standards during the period. Construction loans decreased $7.4 million as loans were converted to more permanent financing upon completion of construction. Changes in other types of loans were not significant.

Total deposits increased $13.3 million, or 8.6%, from $154.6 million at September 30, 1998 to $167.9 million at March 31, 1999. The Corporation experienced an increase of $3.7 million in certificates of deposit while money market accounts increased $9.6 million, or 91.4%, and had the largest increase of all types of deposits. The increase in money market accounts is the result of a new tiered pricing system which was implemented late in fiscal 1998, increased advertising for the product and the customers' desire for liquidity.

Borrowed funds totaled $52.4 million at September 30, 1998 and $53.2 million at March 31, 1999. The majority of borrowed funds are invested in mortgage-backed and related securities to leverage the Corporation's excess capital and to provide liquidity for future loan growth.


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

The Corporation's net income of $381,000 and $692,000 for the three and six months ended March 31, 1999 represented decreases of $33,000 and $12,000 in net income compared to the three and six months ended March 31, 1998. The decrease in net income resulted from the Corporation realizing less gains on the sale of available for sale securities and experiencing increases in noninterest expense during the three and six months ended March 31, 1999, compared to the same periods in the prior year. Partly offsetting the decrease in realized security gains and increases in noninterest expense were gains realized on the sale of loans and improved net interest income during the three and six months ended March 31, 1999.

Net interest income is the largest component of the Corporation's income and is affected by the interest rate environment and volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income totaled $1,582,000 and $3,036,000 for the three and six months ended March 31, 1999, compared to $1,459,000 and $2,915,000 for the same periods in 1998. The Corporation remains liability sensitive, whereby its interest-bearing liabilities will generally reprice more quickly than its interest-earning assets. Therefore, the Corporation's net interest margin will generally increase in periods of falling interest rates in the market and will decrease in periods of increasing interest rates. Accordingly, in a rising rate environment, the Corporation may need to increase rates to attract and retain deposits. Due to the negative gap position, such a rise in interest rates may not have such an immediate affect on

--------------------------------------------------------------------------------

                                   (Continued)

                    MILTON FEDERAL FINANCIAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


interest-earning assets. This lag could negatively affect net interest income. During the first quarter of fiscal 1999, the Board of Governors of the Federal Reserve System decreased the discount rate by 50 basis points, which has lead to a general decrease in deposit and loan rates offered by many financial institutions.

Interest and fees on loans totaled $3,540,000 and $6,942,000 for the three and six months ended March 31, 1999 compared to $2,862,000 and $5,567,000 for the three and six months ended March 31, 1998. Such increase in interest income was due to higher average loan balances related to the origination of new one- to four-family first mortgage loans.

Interest on securities totaled $778,000 and $1,516,000 for the three and six months ended March 31, 1999 compared to $1,055,000 and $2,230,000 for the three and six months ended March 31, 1998. The decrease was primarily due to a decrease in the average balance of securities compared to the prior periods as the majority of proceeds from sales and principal repayments have been reinvested in higher yielding loans.

Interest on deposits totaled $2,031,000 and $4,066,000 for the three and six months ended March 31, 1999 and $1,856,000 and $3,698,000 for the three and six months ended March 31, 1998. The increase resulted from higher average deposit balances partly offset by a decrease in the average cost of funds from the prior period.

Interest on borrowed funds increased $88,000 and $186,000 over the comparable periods. The increase was the result of higher average balances of borrowed funds during the three and six months ended March 31, 1999. Beginning in the fourth quarter of fiscal 1995, the Corporation borrowed funds and invested a portion of these funds in mortgage-backed securities to leverage excess capital, as discussed previously. From time to time, the Corporation has borrowed additional adjustable-rate funds for similar purposes as well as to provide funding for loan growth. The Corporation has also borrowed fixed-rate funds to provide for long-term liquidity needs. As opportunities arise, the Corporation may make additional borrowings to fund loan demand and mortgage-backed and related security purchases.

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

Other than $115,000 in charge-offs during fiscal 1998, the Corporation has not experienced any significant charge-offs for the past several years. The majority of these charge-offs occurred during the three-months ended December 31, 1997 and were related to a single loan relationship for which the Corporation maintained a specific valuation allowance. The Corporation's low historical charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a down payment of 20% of the lower of sales price or appraised value of one- to four-family

--------------------------------------------------------------------------------

                                   (Continued)

                    MILTON FEDERAL FINANCIAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


residential real estate loans, established income information and defined ratios of debt to income. Loans secured by real estate make up 96.1% of the Corporation's loan portfolio, and loans secured by first mortgages on one- to four-family residential real estate constituted 81.9% of total loans at March 31, 1999. Notwithstanding the historically low level of charge-offs, management believes it is prudent to continue increasing the allowance for loan losses as total loans increase. Accordingly, management anticipates it will continue its provisions to the allowance for loan losses at current levels for the near future, providing volume of nonperforming loans remains insignificant. The provision for loan losses totaled $30,000 and $60,000 during the three and six months ended March 31, 1999, compared to $60,000 and $84,000 for the same periods in 1998. The primary reason for the decrease in the provision for loan losses for the comparative periods relates to the $115,000 charge-off which occurred during fiscal 1998.

Noninterest income totaled $146,000 and $303,000 for the three and six months ended March 31, 1999 and $254,000 and $333,000 for the three and six months ended December 31, 1998. The decrease was primarily the result of gains realized on available for sale securities during the three months ended March 31, 1998, which was partly offset by gains realized on sales of loans during the three and six months ended March 31, 1999. The securities and loan sales were primarily made for interest rate risk strategy purposes. The increase in service charges and other fees was the result of a change in pricing for overdraft, stop payment and ATM surcharge fees.

Noninterest expense totaled $1,120,000 and $2,228,000 for the three and six months ended March 31, 1999, compared to $1,020,000 and $2,085,000 for the three and six months ended March 31, 1998. The Corporation experienced increases in most of the components of noninterest expense. The increase in other expense related to legal and consulting services.

The volatility of income tax expense is primarily attributable to the change in net income before income taxes. Income tax expense totaled $197,000 and $359,000, or an effective rate of 34.1%, for the three and six months ended March 31, 1999, compared to $219,000 and $374,000, or an effective rate of 34.6% and 34.7%, for the three and six months ended March 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash equivalents, is a result of operating, investing and financing activities. These activities are summarized below for the six months ended March 31, 1999 and 1998.

                                                             Six Months Ended
                                                                 March 31,
                                                                 ---------
                                                             1999       1998
                                                             ----       ----
                                                              (In thousands)
       Net income                                          $    692   $    704
       Adjustments to reconcile net income to net cash
         from operating activities                              (78)     1,781
                                                           --------   --------
       Net cash from operating activities                       614      2,485
       Net cash from investing activities                   (14,792)   (21,531)
       Net cash from financing activities                    12,107     14,279
                                                           --------   --------
       Net change in cash and cash equivalents               (2,071)    (4,767)
       Cash and cash equivalents at beginning of period       3,578      5,633
                                                           --------   --------
       Cash and cash equivalents at end of period          $  1,507   $    866
                                                           ========   ========

--------------------------------------------------------------------------------

                                   (Continued)

                    MILTON FEDERAL FINANCIAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


The Corporation's principal sources of funds are deposits, loan and security repayments, securities available for sale and other funds provided by operations. The Corporation also has the ability to borrow additional funds from the FHLB of Cincinnati. While scheduled loan repayments and maturing securities are relatively predictable, deposit flows and early loan and mortgage-backed security repayments are more influenced by interest rates, general economic conditions and competition. The Corporation maintains investments in liquid assets based on management's assessments of (1) the need for funds, (2) expected deposit flows, (3) the yields available on short-term liquid assets and (4) the objectives of the asset/liability management program.

Office of Thrift Supervision ("OTS") regulations presently require the Corporation to maintain an average daily balance of investments in U.S. Treasury, federal agency obligations and other investments having maturities of five years or less in an amount equal to 4% of the sum of the Corporation's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds on which the Corporation may rely, if necessary, to fund deposit withdrawals or other short-term funding needs. At March 31, 1999, the Corporation's regulatory liquidity was 32.6%. At such date, the Corporation had commitments to originate fixed rate loans totaling $3,413,000 and variable rate loans totaling $862,000. The Corporation had no commitments to purchase or sell loans. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short and long term needs. See Note 5 of the Notes to Consolidated Financial Statements.

The Bank is required by regulations to meet certain minimum capital requirements, which must be generally as stringent as standards established for commercial banks. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material affect on the Bank's financial statements. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which for the Bank consists solely of tangible capital) of 3.0% of adjusted total assets and risk-based capital (which, for the Bank, consists of core capital and general valuation allowances) of 8.0% of risk-weighted assets (assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk). The following table indicates that the requirement for core capital is 4.0% because that is the level that the OTS prompt corrective-action regulations require to be considered adequately capitalized. At March 31, 1999, the Bank complies with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios, the Bank is considered well capitalized under the applicable requirements at March 31, 1999. Management is not aware of any matters after the latest regulatory exam that would cause the Bank's capital category to change.

The following table summarizes the Bank's regulatory capital requirements and actual capital at March 31, 1999.

                                                                    Excess of
                                                                  actual capital
                                                                   over current
                           Actual capital   Current requirement    requirement
                           ---------------  -------------------   ---------------   Applicable
(Dollars in thousands)     Amount  Percent    Amount   Percent    Amount  Percent   Asset Total
                           ------  -------    ------   -------    ------  -------   -----------
Tangible capital           $22,664    9.2%    $ 3,707    1.5%     $18,957    7.7%     $247,150
Core capital                22,664    9.2       9,886    4.0       12,778    5.2       247,150
Tier 1 risk-based capital   22,664   17.9       5,073    4.0       17,591   13.9       126,829
Total risk-based capital    23,367   18.4      10,146    8.0       13,221   10.4       126,829

--------------------------------------------------------------------------------

                                   (Continued)

                    MILTON FEDERAL FINANCIAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


In October 1998, the Board of Directors of the Corporation authorized the purchase of up to 5% of the Corporation's outstanding common shares over a twelve-month period. The shares will be purchased in the over-the-counter market. The number of shares to be purchased and the price to be paid will depend upon the availability of shares, the prevailing market prices and any other considerations which may, in the opinion of the Corporation's Board of Directors or management, affect the advisability of purchasing shares. Through March 31, 1999, the Corporation purchased 96,341 shares related to the 5% stock purchase. In April 1999, the Corporation completed the October 1998 5% stock repurchase and announced another 5% stock repurchase.


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

The Bank is aware of the potential Year 2000 related problems that may affect the computers that control or operate Bank's operating systems, facilities and infrastructure. In 1997, the Bank began a process of identifying any Year 2000 related problems that may be experienced by its computer-operated or computer-dependent systems. The Bank has contacted the companies that supply or service the Bank's computer-operated or computer-dependent systems to obtain confirmation that each system that is material to the operations of the Bank is either currently Year 2000 compliant or is expected to be Year 2000 compliant. With respect to systems that cannot presently be confirmed as Year 2000 compliant, the Bank will continue to work with the appropriate supplier or servicer to ensure all such systems will be rendered compliant in a timely manner, with minimal expense or disruption of the Bank's operations. All of the identified computer systems affected by the Year 2000 issue are currently in the renovation, validation or implementation phase of the process of becoming Year 2000 compliant. The Bank has identified various companies whose services are deemed critical to the mission of the Bank and received assurances that such companies will be Year 2000 compliant.

As a contingency plan, the Bank has determined that, if such service providers were to have their systems fail, the Bank would implement manual systems until such systems could be re-established. The Bank does not anticipate that such short-term manual systems would have a material adverse effect on the Bank's operations. The expense of any change in suppliers or servicers is not expected to be material to the Bank. The Bank has examined its computer hardware and software and determined it will cost approximately $70,000 to make such systems Year 2000 compliant. Of that amount, the Bank has already spent $25,000. At this time, however, any additional expense that may be incurred by the Bank in connection with Year 2000 issues cannot be determined. Additionally, testing has been performed on all internal hardware and software systems. The Bank has also completed two proxy tests with its main data service provider. One final proxy test will be performed in June or July of 1999. All Year 2000 related problems noted from the testing have been corrected.

--------------------------------------------------------------------------------

                    MILTON FEDERAL FINANCIAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


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

--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                     QUANTITATIVE AND QUALITATIVE DISCLOSURE
                                ABOUT MARKET RISK

--------------------------------------------------------------------------------


Item 3.  Quantitative and Qualitative Disclosure About Market Risk
         ---------------------------------------------------------

ASSET AND LIABILITY MANAGEMENT AND MARKET RISK

The principal market risk affecting the Corporation is interest rate risk. The Bank does not maintain a trading account for any class of financial instrument and the Corporation is not affected by foreign currency exchange rate risk or commodity price risk. Because the Corporation does not hold any equity securities other than stock in the FHLB of Cincinnati and an insignificant investment in its data processing servicer, Intrieve, Inc., the Corporation is not subject to equity price risk.

The Corporation, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets reprice differently than its interest-bearing liabilities. One of the Corporation's principal financial objectives is to achieve long term profitability while reducing its exposure to fluctuations in interest rates. The Corporation has sought to reduce exposure of its earnings to changes in market interest rates by managing asset and liability maturities and interest rates primarily through structuring the securities portfolio so that substantially all of the mortgage-backed securities reprice on at least an annual basis. The variable rate feature of these securities helps mitigate the Corporation's exposure to upward interest rate movement due to its primarily fixed rate loan portfolio. Some mortgage-backed securities have been purchased with funds provided by similar maturity, long term borrowings from the FHLB to capitalize on the yield differential. The majority of the Corporation's securities are classified as available for sale to allow management the flexibility to move these funds into higher yielding loans as demand warrants. The mortgage-backed and related securities also provide the Corporation with a constant cash flow stream from principal repayments.

As the Corporation's loan portfolio is primarily made up of fixed rate loans, the Corporation is particularly sensitive to periods of rising interest rates. In such periods, the Corporation's net interest spread is negatively affected because the interest rate paid on deposits increases faster than the rates earned on loans. Management is continuing to originate variable rate mortgage loans as the primary means to manage this risk. Variable rate loans increased from $26.2 million at September 30, 1998 to $34.6 million at March 31, 1999. In addition, the Corporation also originates consumer and commercial loans; however, such loans make up only a small percentage of the overall loan portfolio. Consumer loans typically have a significantly shorter weighted average maturity and offer less exposure to interest rate risks while commercial loans generally carry variable interest rates. From time to time, the Corporation has also sold pools of fixed rate mortgage loans and invested the funds in shorter term fixed rate loans, adjustable rate loans and adjustable rate mortgage-backed securities. Such investments have less exposure to interest rate risk. The Corporation may sell additional pools of fixed rate loans in the future should the need exist.

Lastly, as part of its effort to monitor and manage interest rate risk, the Bank uses the "net portfolio value" ("NPV") methodology adopted by the OTS as part of its capital regulations. Presented in the Corporation's 1998 annual report, as of September 30, 1998, is an analysis of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates. Also presented are policy limits set by the Board of Directors of the Bank as to the maximum change in NPV that the Board of Directors deems advisable in case of various changes in interest rates. Such limits are established with consideration of the dollar impact of various rate changes and the Bank's strong capital position. Management believes that no events have occurred since September 30, 1998, that would significantly change the Bank's NPV at March 31, 1999, under each of the assumed shifts of 100 basis points in market interest rates.

--------------------------------------------------------------------------------

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                     QUANTITATIVE AND QUALITATIVE DISCLOSURE
                                ABOUT MARKET RISK

--------------------------------------------------------------------------------


The Bank's NPV is more sensitive to rising rates than declining rates. Such difference in sensitivity occurs principally because, as rates rise, borrowers do not prepay fixed rate loans as quickly as they do when interest rates are declining. Thus, in a rising interest rate environment, because the Bank has predominantly fixed rate loans in its loan portfolio, the amount of interest the Bank would receive on its loans would increase relatively slowly as loans are slowly prepaid and new loans at higher rates are made. Moreover, the interest the Bank would pay on its deposits would increase rapidly because the Bank's deposits generally have shorter periods to repricing.

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

--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


Item 1.  Legal Proceedings
         -----------------
         None

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------
         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         The annual meeting of shareholders was held on January 20, 1999 in West Milton, Ohio. Three items were presented to shareholders for consideration and action:

         1. The election of three directors of the Corporation. All three directors were re-elected with Glenn E. Aidt receiving 1,778,634 votes, Kenneth J. Faze receiving 1,788,340 votes, and David R. Hayes receiving 1,786,612 votes for re-election. The remaining directors will continue under their existing terms.

         2. The ratification of Crowe, Chizek and Company LLP as auditors for the Corporation for the fiscal year ending September 30, 1999. The appointment of auditors was ratified with 1,803,443 votes cast for, 20,882 votes cast against, 54,591 abstentions and 334,639 broker nonvotes.

         3. To consider the shareholder proposal regarding the sale or merger of the Corporation. The consideration received 421,496 votes cast for, 859,371 votes cast against, 234,252 abstentions and 698,376 broker nonvotes.

Item 5.  Other Information
         -----------------
         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         (a) Exhibit No. 27:  Financial Data Schedule.
         (b) No current reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1999.

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



Date:    May 11, 1999                       /s/ Glenn E. Aidt
     -------------------------------        ------------------------------------
                                            Glenn E. Aidt
                                            President


Date:    May 11, 1999                       /s/  Thomas P. Eyer
     -------------------------------        ------------------------------------
                                            Thomas P. Eyer
                                            Treasurer (Chief Financial Officer)

--------------------------------------------------------------------------------

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER       DESCRIPTION                                            PAGE NUMBER
------       -----------                                            -----------


    27      Financial Data Schedule                                      26

--------------------------------------------------------------------------------