Form 10-Q
period 1999-06-30
MILTON FEDERAL FINANCIAL CORP
filed 1999-08-11
CIK 925722

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended June 30, 1999

    [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number 0-24834
                       -------

                      MILTON FEDERAL FINANCIAL CORPORATION
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

Yes  [X]  No  [ ]

As of August 6, 1999, the latest practicable date, 2,109,995 shares of the registrant's common shares, no par value, were issued and outstanding.

                      MILTON FEDERAL FINANCIAL CORPORATION

                                      INDEX


                                                                                                           Page
                                                                                                           ----
PART I - FINANCIAL INFORMATION  (UNAUDITED)

Item 1.    Financial Statements

      Consolidated Balance Sheets ....................................................................      3

      Consolidated Statements of Income ..............................................................      4

      Consolidated Statements of Comprehensive Income.................................................      5

      Condensed Consolidated Statements of Changes in Shareholders' Equity............................      6

      Condensed Consolidated Statements of Cash Flows ................................................      7

      Notes to Consolidated Financial Statements .....................................................      8


Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations............................................     14

Item 3.    Quantitative and Qualitative Disclosure About Market Risk..................................     20

Part II - Other Information

Item 1.    Legal Proceedings..........................................................................     22

Item 2.    Changes in Securities and Use of Proceeds..................................................     22

Item 3.    Defaults Upon Senior Securities............................................................     22

Item 4.    Submission of Matters to a Vote of Security Holders........................................     22

Item 5.    Other Information..........................................................................     22

Item 6.    Exhibits and Reports on Form 8-K...........................................................     22

SIGNATURES ...........................................................................................     23

                      MILTON FEDERAL FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------


Item 1.  Financial Statements

                                                                                    June 30,           September 30,
                                                                                      1999                  1998
                                                                                      ----                  -----
ASSETS
     Cash and amounts due from depository institutions                            $  1,358,375         $  1,049,982
     Overnight deposits in other financial institutions                                      -            2,200,000
     Interest-bearing deposits in other financial institutions                       1,254,476              327,941
                                                                                  ------------         ------------
         Total cash and cash equivalents                                             2,612,851            3,577,923
     Securities available for sale                                                  36,292,142           36,912,196
     Securities held to maturity (Estimated fair value of $12,582,827
       at June 30, 1999 and $14,528,202 at September 30, 1998)                      12,717,702           14,559,907
     Federal Home Loan Bank stock available for sale                                 3,004,500            2,814,200
     Loans, net                                                                    189,449,290          171,346,497
     Premises and equipment, net                                                     2,620,573            2,739,778
     Cash surrender value of life insurance                                          1,644,605            1,593,383
     Accrued interest receivable                                                     1,241,434            1,225,037
     Other assets                                                                      487,920              506,702
                                                                                  ------------         ------------

              Total assets                                                        $250,071,017         $235,275,623
                                                                                  ============         ============

LIABILITIES
     Deposits                                                                     $168,497,034         $154,647,142
     Borrowed funds                                                                 54,505,878           52,430,023
     Advance payments by borrowers for taxes and insurance                             712,428              258,357
     Accrued interest payable                                                          314,103              284,706
     Other liabilities                                                                 887,485            1,372,169
                                                                                  ------------         ------------
         Total liabilities                                                         224,916,928          208,992,397

SHAREHOLDERS' EQUITY
     Preferred stock, no par value, 1,000,000 shares
       authorized, none outstanding
     Common stock, no par value, 9,000,000 shares authorized,
       2,578,875 shares issued
     Additional paid-in capital                                                     25,222,263           25,143,563
     Retained earnings                                                               8,377,402            8,167,236
     Treasury stock, at cost, 453,880 shares at June 30,
       1999 and 342,039 shares at September 30, 1998                                (6,691,021)          (5,104,494)
     Unearned employee stock ownership plan shares                                  (1,025,328)          (1,199,087)
     Unearned recognition and retention plan shares                                   (688,835)            (839,194)
     Accumulated other comprehensive income                                            (40,392)             115,202
                                                                                  ------------         ------------
         Total shareholders' equity                                                 25,154,089           26,283,226
                                                                                  ------------         ------------

              Total liabilities and shareholders' equity                          $250,071,017         $235,275,623
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

                      MILTON FEDERAL FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                       Three Months Ended                  Nine Months Ended
                                                             June 30,                           June 30,
                                                             --------                           --------
                                                     1999              1998              1999               1998
                                                     ----              ----              ----               ----
INTEREST AND DIVIDEND INCOME
     Loans, including fees                       $3,574,948        $3,141,362        $10,517,340        $ 8,708,131
     Securities                                     718,669           956,195          2,235,022          3,185,756
     Other, including dividend income                51,328            59,262            172,513            168,302
                                                 ----------        ----------        -----------        -----------
                                                  4,344,945         4,156,819         12,924,875         12,062,189

INTEREST EXPENSE
     Deposits                                     1,995,584         1,931,747          6,061,936          5,629,864
     Borrowed funds                                 732,081           725,384          2,209,742          2,017,769
                                                 ----------        ----------        -----------        -----------
                                                  2,727,665         2,657,131          8,271,678          7,647,633
                                                 ----------        ----------        -----------        -----------

NET INTEREST INCOME                               1,617,280         1,499,688          4,653,197          4,414,556

Provision for loan losses                            30,000           110,000             90,000            194,000
                                                 ----------        ----------        -----------        -----------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                       1,587,280         1,389,688          4,563,197          4,220,556

NONINTEREST INCOME
     Service charges and other fees                  79,947            50,608            209,251            148,748
     Gain on sale of securities                      17,835                 -             46,672            174,874
     Gain on sale of loans                                -           225,312             73,913            225,312
     Other income                                    27,604            35,444             98,776             95,232
                                                 ----------        ----------        -----------        -----------
                                                    125,386           311,364            428,612            644,166

NONINTEREST EXPENSE
     Salaries and employee benefits                 581,512           601,604          1,839,013          1,831,483
     Occupancy expense                              104,929           100,070            320,871            281,663
     Data processing services                        66,385            55,575            194,156            161,579
     State franchise taxes                           80,201            87,192            247,654            262,982
     Federal deposit insurance premiums              24,664            22,549             70,440             66,561
     Advertising                                     16,857            13,486             47,387             42,179
     Other expenses                                 148,309           133,112            531,016            452,367
                                                 ----------        ----------        -----------        -----------
                                                  1,022,857         1,013,588          3,250,537          3,098,814
                                                 ----------        ----------        -----------        -----------

INCOME BEFORE INCOME TAX                            689,809           687,464          1,741,272          1,765,908

Income tax expense                                  233,000           238,000            592,000            612,000
                                                 ----------        ----------        -----------        -----------

NET INCOME                                       $  456,809        $  449,464        $ 1,149,272        $ 1,153,908
                                                 ==========        ==========        ===========        ===========

Earnings per share - Basic                       $      .23        $      .22        $       .57        $       .56
                                                 ==========        ==========        ===========        ===========

Earnings per share - Diluted                     $      .23        $      .21        $       .57        $       .55
                                                 ==========        ==========        ===========        ===========


--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                      MILTON FEDERAL FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                       Three Months Ended                   Nine Months Ended
                                                            June 30,                            June 30,
                                                            --------                            --------
                                                     1999              1998              1999               1998
                                                     ----              ----              ----               ----
NET INCOME                                        $ 456,809          $449,464         $1,149,272         $1,153,908

Other comprehensive income:
   Unrealized holding gains (losses) on
     available for sale securities
     arising during the period                     (271,358)           46,741           (189,074)           344,193
   Reclassification adjustment for (gains)
     losses realized on securities
     sales included in net income                   (17,835)                -            (46,672)          (174,874)
                                                  ---------          --------         ----------         ----------
Net unrealized gain (loss)                         (289,193)           46,741           (235,746)           169,319
   Tax effect                                        98,325           (15,890)            80,152            (57,569)
                                                  ---------          --------         ----------         ----------
     Total other comprehensive income              (190,868)           30,851           (155,594)           111,750
                                                  ---------          --------         ----------         ----------

COMPREHENSIVE INCOME                              $ 265,941          $480,315         $  993,678         $1,265,658
                                                  =========          ========         ==========         ==========


--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                      MILTON FEDERAL FINANCIAL CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                     Three Months Ended                   Nine Months Ended
                                                           June 30,                            June 30,
                                                           --------                            --------
                                                    1999              1998              1999               1998
                                                    ----              ----              ----               ----
Balance at beginning of period                  $25,276,741       $25,724,042        $26,283,226        $26,387,870

Net income                                          456,809           449,464          1,149,272          1,153,908

Cash dividends                                     (303,719)         (317,399)          (939,106)          (993,581)

Commitment to release employee
  stock ownership plan shares                        68,632            88,127            223,266            263,511

Shares earned under recognition and
  retention plan, including tax benefit              50,119            53,845            179,552            161,536

Purchase of treasury stock                         (203,625)                -         (1,586,527)        (1,056,064)

Change in other comprehensive income               (190,868)           30,851           (155,594)           111,750
                                                -----------       -----------        -----------        -----------

Balance at end of period                        $25,154,089       $26,028,930        $25,154,089        $26,028,930
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

                      MILTON FEDERAL FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                                                          Nine Months Ended
                                                                                              June 30,
                                                                                       1999                1998
                                                                                       ----                ----
NET CASH FLOWS FROM OPERATING ACTIVITIES                                           $    876,877        $  1,630,973

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                                                  (12,045,610)         (8,942,189)
         Proceeds from maturities and principal payments                              6,442,463           8,853,882
         Proceeds from sales                                                          6,038,015           8,615,431
     Securities held to maturity
         Purchases                                                                     (125,000)         (5,661,533)
         Proceeds from maturities and principal payments                              1,927,677           5,693,371
     Increase in loans, net                                                         (22,219,264)        (41,030,740)
     Proceeds from sale of loans                                                      4,371,901           8,434,138
     Premises and equipment expenditures                                                (46,916)           (108,328)
     Purchase FHLB stock                                                                (39,400)           (621,400)
                                                                                   ------------        ------------
         Net cash from investing activities                                         (15,696,134)        (24,767,368)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                          13,849,892          10,151,440
     Net change in advance payments by borrowers for taxes
       and insurance                                                                    454,071             311,326
     Net change in short-term borrowings                                              2,100,000          (1,600,000)
     Long-term advances from FHLB                                                     1,000,000          52,320,000
     Principal payments on FHLB advances                                             (1,024,145)        (35,957,441)
     Cash dividends paid                                                               (939,106)           (993,581)
     Purchase of treasury stock                                                      (1,586,527)         (1,056,064)
                                                                                   ------------        ------------
         Net cash from financing activities                                          13,854,185          23,175,680
                                                                                   ------------        ------------

Net change in cash and cash equivalents                                                (965,072)             39,285

Cash and cash equivalents at beginning of period                                      3,577,923           5,633,119
                                                                                   ------------        ------------

Cash and cash equivalents at end of period                                         $  2,612,851        $  5,672,404
                                                                                   ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period for
         Interest                                                                  $  8,242,281        $  7,554,904
         Income taxes                                                                   382,250             825,615


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

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Milton Federal Financial Corporation (the "Corporation") at June 30, 1999, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements, and notes thereto, of the Corporation for the fiscal year ended September 30, 1998, included in its 1998 annual report. The Corporation has consistently followed the accounting policies described in the notes to financial statements contained in the Corporation's 1998 annual report in preparing this Form 10-Q.

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

The Corporation is a thrift holding company engaged in the business of commercial and retail banking services with operations conducted through its main office in West Milton, Ohio, and from its full service branch offices located in Englewood, Brookville and Tipp City, Ohio. Miami, Montgomery and Darke Counties, Ohio provide the source for substantially all the Corporation's deposit and lending activities.

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

Basic earnings per share ("EPS") is based on net income divided by the weighted average number of shares outstanding during the period. Unreleased Employee Stock Ownership Plan ("ESOP") shares are not considered to be outstanding shares for the purpose of determining the weighted average number of shares used in the earnings per share calculations. Recognition and Retention Plan ("RRP") shares are considered outstanding as they become vested. Diluted EPS includes the dilutive effect of stock options granted and nonvested RRP shares using the treasury stock method.


--------------------------------------------------------------------------------
                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The weighted average number of shares outstanding for basic and diluted earnings per share computations were as follows:

                                                      Three Months Ended                    Nine Months Ended
                                                            June 30,                             June 30,
                                                            --------                             --------
                                                     1999             1998               1999                1998
                                                     ----             ----               ----                ----
Weighted-average shares
  outstanding - Basic                             1,987,260         2,063,372          2,029,510          2,074,763
Effect of stock options                                   -            30,000                  -             26,846
Effect of unearned RRP shares                             -             8,471                  -             11,253
                                                  ---------         ---------          ---------          ---------
Weighted-average shares
  outstanding - Diluted                           1,987,260         2,101,843          2,029,510          2,112,862
                                                  =========         =========          =========          =========

Unearned RRP shares and stock options did not have a dilutive effect on the weighted average shares outstanding for the three and nine months ended June 30, 1999, due to the fair value at the date of grant for the RRP shares and the exercise price for the stock options exceeding the average stock price of the Corporation for the three and nine months ended June 30, 1999.

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


NOTE 2 - SECURITIES

The amortized cost and fair values of securities were as follows:

                                                                       Gross          Gross
                                                   Amortized        Unrealized      Unrealized            Fair
                                                      Cost             Gains          Losses              Value
                                                      ----             -----          ------              -----
JUNE 30, 1999

Available for sale
     Equity                                       $    15,000        $      -        $       -          $    15,000
     Mortgage-backed                               36,338,342         176,023         (237,223)          36,277,142
                                                  -----------        --------        ---------          -----------

         Total                                    $36,353,342        $176,023        $(237,223)         $36,292,142
                                                  ===========        ========        =========          ===========

Held to maturity
     Municipal obligations                        $   125,000        $      -        $    (315)         $   124,685
     Mortgage-backed                               12,592,702         105,836         (240,396)          12,458,142
                                                  -----------        --------        ---------          -----------

         Total                                    $12,717,702        $105,836        $(240,711)         $12,582,827
                                                  ===========        ========        =========          ===========


--------------------------------------------------------------------------------
                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES (Continued)

                                                                       Gross          Gross
                                                   Amortized        Unrealized      Unrealized            Fair
                                                      Cost             Gains          Losses              Value
                                                      ----             -----          ------              -----
SEPTEMBER 30, 1998

Available for sale
     Equity                                       $    15,000        $      -        $       -          $    15,000
     Mortgage-backed                               36,722,650         304,109         (129,563)          36,897,196
                                                  -----------        --------        ---------          -----------

         Total                                    $36,737,650        $304,109        $(129,563)         $36,912,196
                                                  ===========        ========        =========          ===========

Held to maturity
     Mortgage-backed                              $14,559,907        $ 85,137        $(116,842)         $14,528,202
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

During the nine months ended June 30, 1999 and 1998, proceeds from sales of securities available for sale were $6,038,015 and $8,615,431 with gross realized gains of $46,672 and $174,874 included in earnings.

The municipal obligation classified as held to maturity at June 30, 1999 matures December 2002.


--------------------------------------------------------------------------------
                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 3 - LOANS

Loans were as follows:

                                                                           June 30,           September 30,
                                                                             1999                 1998
                                                                             ----                 ----
         Residential real estate loans
              1-4 family (first mortgage)                                $158,246,161         $138,514,548
              Home equity (1-4 family second mortgage)                      4,538,255            4,244,314
              Multi-family                                                  2,043,024            2,670,477
         Nonresidential real estate loans                                  12,317,822            8,804,909
         Construction loans                                                11,672,536           16,412,903
                                                                         ------------         ------------
                 Total real estate loans                                  188,817,798          170,647,151
         Consumer loans
              Automobile                                                    3,109,602            3,480,341
              Loans on deposits                                               238,475              290,640
              Other consumer loans                                            379,334              344,244
                                                                         ------------         ------------
                  Total consumer loans                                      3,727,411            4,115,225
         Commercial loans                                                   3,408,715            2,753,493
                                                                         ------------         ------------
              Total loans                                                 195,953,924          177,515,869

         Less:
              Net deferred loan fees                                         (606,220)            (605,224)
              Loans in process                                             (5,137,732)          (4,887,733)
              Allowance for loan losses                                      (760,682)            (676,415)
                                                                         ------------         ------------

                  Net loans                                              $189,449,290         $171,346,497
                                                                         ============         ============

The Corporation, through the Bank, has sold various loans to other financial intermediaries while retaining the servicing rights. Gains and losses on loan sales are recorded at the time of the sale. Loans sold for which the Corporation has retained servicing totaled $15,772,257 at June 30, 1999 and $15,615,077 at September 30, 1998. Capitalized mortgage-servicing rights totaled $192,000 at June 30, 1999 and 189,000 at September 30, 1998. At June 30, 1999, approximately $1,700,000 of the 1-4 family residential real estate loans included above have been designated as held for sale. At September 30, 1998, no loans were held for sale. Proceeds from the sale of loans during the nine months ended June 30, 1999 and 1998 were $4,371,901 and $8,434,138 with net realized gains of $73,913 and $225,312 included in earnings.

Activity in the allowance for losses on loans was as follows:

                                                       Three Months Ended                    Nine Months Ended
                                                           June 30,                              June 30,
                                                           --------                              --------
                                                     1999              1998               1999               1998
                                                     ----              ----               ----               ----
Beginning balance                                  $736,415          $540,807           $676,415          $ 562,202
Provision for loan losses                            30,000           110,000             90,000            194,000
Recoveries                                               20               303                 20                303
Charge-offs                                          (5,753)                -             (5,753)          (105,395)
                                                   --------          --------           --------          ---------

Ending balance                                     $760,682          $651,110           $760,682          $ 651,110
                                                   ========          ========           ========          =========


--------------------------------------------------------------------------------
                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 3 - LOANS (Continued)

Loans considered impaired within the scope of SFAS No. 114 were not significant at June 30, 1999 and September 30, 1998 and during the three and nine months ended June 30, 1999 and 1998.


NOTE 4 - BORROWED FUNDS

At June 30, 1999, the Bank had a cash-management line of credit enabling it to borrow up to $12,413,550 from the Federal Home Loan Bank ("FHLB") of Cincinnati. The line of credit must be renewed on an annual basis. The next renewal date is April 16, 2000. Variable rate borrowings of $2,100,000 were outstanding related to this cash management line of credit at June 30, 1999. There were no borrowings outstanding on this line of credit at September 30, 1998.

Additionally, as a member of the FHLB system, the Bank has the ability to obtain additional borrowings up to a total of 50% of Bank assets subject to the level of qualified, pledgable 1-4 family residential real estate loans. The Bank had variable rate borrowings totaling $5,000,000, with interest rates ranging from 5.04% to 5.09%, at June 30, 1999 and $4,000,000, with an interest rate of 5.54%, at September 30, 1998. The Bank had fixed rate borrowings totaling $11,405,878 at June 30, 1999 and $12,430,023 at September 30, 1998. The interest rates on these borrowings ranged from 5.80% to 6.42% at June 30, 1999 and September 30, 1998. The Bank also had $36,000,000 in convertible advances at June 30, 1999 and September 30, 1998 whereby the interest rates are fixed for a specified period of time and then change to variable for the remaining term of the advance. The interest rates on these advances ranged from 4.66% to 5.65%.

Advances under the borrowing agreements are collateralized by a blanket pledge of the Bank's residential mortgage loan portfolio and FHLB stock.

At June 30, 1999, required annual principal payments are as follows:

                   Period ending June 30:
                            2000                       $ 3,114,545
                            2001                         8,309,083
                            2002                         1,824,984
                            2003                         2,658,098
                            2004                           705,136
                         Thereafter                     37,894,032
                                                       -----------
                                                       $54,505,878
                                                       ===========


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

As of June 30, 1999 and September 30, 1998, the Corporation had commitments to make fixed rate, 1-4 family residential real estate loans at current market rates totaling $1,630,000 and $1,516,000. Loan commitments are generally for 30 days. The interest rate on these commitments ranged from 7.00% to 8.75% at June 30, 1999 and 6.38% to 8.50% at September 30, 1998. The Corporation had commitments to make a variable rate, 1-4 family residential loan totaling $173,000 at June 30, 1999, at an interest rate of 6.63%, while there were no such commitments at September 30, 1998. As of June 30, 1999 and September 30, 1998, the Corporation had $4,802,000 and $4,711,000 in unused variable rate home equity lines of credit and $1,735,000 and $820,000 in unused commercial lines of credit.

Standby letters of credit are conditional commitments to guarantee a customer's performance to a third party. At June 30, 1999 and September 30, 1998, the Corporation had standby letter of credit commitments totaling $465,000 and $150,000.

At June 30, 1999 and September 30, 1998, compensating balances of $697,000 and $518,000 were required as deposits with the FHLB. The balances do not earn interest.

The Corporation and the Bank have entered employment agreements with certain officers of the Corporation and the Bank. Each of the agreements provide for a term of three years and a salary and performance review by the Board of Directors not less than annually, as well as inclusion of the employee in any formally established employee benefit, bonus, pension and profit sharing plans for which management personnel are eligible.


--------------------------------------------------------------------------------
                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discusses the financial condition of the Corporation as of June 30, 1999, as compared to September 30, 1998, and the results of operations for the three and nine month periods ended June 30, 1999, compared with the same periods in 1998. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.


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


ANALYSIS OF FINANCIAL CONDITION

The Corporation's assets totaled $250.1 million at June 30, 1999, an increase of $14.8 million, or 6.3%, from $235.3 million at September 30, 1998. The growth in assets was primarily in loans. Such growth was funded by the use of overnight deposits in other financial institutions and increased deposits and borrowed funds.

Total securities decreased $2.5 million from $51.5 million at September 30, 1998 to $49.0 million at June 30, 1999. The decrease was due to sales, maturities and principal repayments of $14.4 million partly offset by $12.2 million in purchases of securities.

Net loans increased from $171.3 million at September 30, 1998 to $189.4 million at June 30, 1999. The growth in loans was primarily in 1-4 family first mortgage loans and nonresidential real estate loans, which increased $19.7 million and $3.5 million. Much of the growth occurred during the first two quarters of 1999 resulting from customers refinancing their higher rate loans from the Corporation's competitors during a lower interest rate period. As interest rates have increased since March 31, 1999, growth has slowed. Overall growth was partly constrained by the sale of two pools of 1-4 family first mortgage loans with a carrying value of $4.4 million. The loans were sold as a means to manage interest rate risk by reducing the Corporation's investment in various lower yielding or longer term, fixed rate loans. The Corporation retained the right to service the loans for a fixed spread to provide an additional source of fee income. Growth in total real estate loans is also related to growth in the Corporation's market area, as the Corporation has not changed its philosophy regarding pricing or underwriting standards during the period. Construction loans decreased $4.7 million as loans were converted to more permanent financing upon completion of construction. Changes in other types of loans were not significant.


--------------------------------------------------------------------------------
                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Total deposits increased $13.9 million, or 9.0%, from $154.6 million at September 30, 1998 to $168.5 million at June 30, 1999. Money market accounts increased $12.7 million, or 122.1%, and had the largest increase of all types of deposits. The increase in money market accounts is the result of a new tiered pricing system which was implemented late in fiscal 1998, increased advertising for the product and the customers' desire for liquidity.

Borrowed funds totaled $52.4 million at September 30, 1998 and $54.5 million at June 30, 1999. The majority of borrowed funds are invested in mortgage-backed and related securities to leverage the Corporation's excess capital and to provide liquidity for future loan growth.


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

The Corporation's net income is primarily dependent on its net interest income (the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities). Net income is also affected by provisions for loan losses, service charges, gains on sale of assets and other income, noninterest expense and income taxes. The Corporation's net income of $457,000 and $1,149,000 for the three and nine months ended June 30, 1999 was very comparable to the same periods in the prior year.

Net interest income is the largest component of the Corporation's income and is affected by the interest rate environment and volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income totaled $1,617,000 and $4,653,000 for the three and nine months ended June 30, 1999, compared to $1,500,000 and $4,415,000 for the same periods in 1998. The Corporation remains liability sensitive, whereby its interest-bearing liabilities will generally reprice more quickly than its interest-earning assets. Therefore, the Corporation's net interest margin will generally increase in periods of falling interest rates in the market and will decrease in periods of increasing interest rates. Accordingly, in a rising rate environment, the Corporation may need to increase rates to attract and retain deposits. Due to the negative gap position, such a rise in interest rates may not have such an immediate affect on interest-earning assets. This lag could negatively affect net interest income.

Interest and fees on loans totaled $3,575,000 and $10,517,000 for the three and nine months ended June 30, 1999 compared to $3,141,000 and $8,708,000 for the three and nine months ended June 30, 1998. Such increase in interest income was due to higher average loan balances primarily related to the origination of new 1-4 family first mortgage loans.


--------------------------------------------------------------------------------
                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Interest on securities totaled $719,000 and $2,235,000 for the three and nine months ended June 30, 1999 compared to $956,000 and $3,186,000 for the three and nine months ended June 30, 1998. The decrease was primarily due to a decrease in volume of securities since the prior period as the majority of proceeds from sales and principal repayments have been reinvested in higher yielding loans.

Interest on deposits totaled $1,996,000 and $6,062,000 for the three and nine months ended June 30, 1999 and $1,932,000 and $5,630,000 for the three and nine months ended June 30, 1998. The increase resulted from higher average deposit balances.

Interest on borrowed funds increased $7,000 and $192,000 over the comparable periods. The increases were the result of higher average balances of borrowed funds during the three and nine months ended June 30, 1999. Beginning in the fourth quarter of fiscal 1995, the Corporation borrowed funds and invested a portion of these funds in mortgage-backed securities to leverage excess capital. From time to time, the Corporation has borrowed additional adjustable rate funds for similar purposes as well as to provide funding for loan growth. The Corporation has also borrowed fixed rate funds to provide for long term liquidity needs. As opportunities arise, the Corporation may make additional borrowings to fund loan demand and mortgage-backed and related security purchases.

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

Other than $115,000 in charge-offs during fiscal 1998, the Corporation has not experienced any significant charge-offs for the past several years. The majority of these charge-offs occurred during the three months ended December 31, 1997 and were related to a single loan relationship for which the Corporation maintained a specific valuation allowance. The Corporation's low historical charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a down payment of 20% of the lower of sales price or appraised value of 1-4 family residential real estate loans, established income information and defined ratios of debt to income. Loans secured by real estate make up 96.4% of the Corporation's loan portfolio, and loans secured by first mortgages on 1-4 family residential real estate constituted 80.8% of total loans at June 30, 1999. Notwithstanding the historically low level of charge-offs, management believes it is prudent to continue increasing the allowance for loan losses as total loans increase. Accordingly, management anticipates it will continue its provisions to the allowance for loan losses at current levels for the near future, providing the volume of nonperforming loans remains insignificant. The provision for loan losses totaled $30,000 and $90,000 during the three and nine months ended June 30, 1999, compared to $110,000 and $194,000 for the same periods in 1998. The primary reason for the decrease in the provision for loan losses for the comparative periods relates to the $115,000 charge-off which occurred during fiscal 1998.

Noninterest income totaled $125,000 and $429,000 for the three and nine months ended June 30, 1999 and $311,000 and $644,000 for the three and nine months ended June 30, 1998. The decreases were primarily the result of gains realized on sales of loans during the three and nine months ended June 30, 1998 and


--------------------------------------------------------------------------------
                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

gains realized on available for sale securities during the nine months ended June 30, 1998. These decreases were partly offset by an increase in service charges and other fees during the three and nine months ended June 30, 1999. The securities and loan sales were made for interest rate risk strategy purposes. The increase in service charges and other fees was the result of a change in pricing for overdraft, stop payment and ATM surcharge fees.

Noninterest expense totaled $1,023,000 and $3,251,000 for the three and nine months ended June 30, 1999 compared to $1,014,000 and $3,099,000 for the three and nine months ended June 30, 1998. The Corporation experienced modest increases in most of the components of noninterest expense. The increase in data processing services resulted from the expanded account base and services associated with the growth experienced in the two offices opened over the past twenty months. The increase in other expense related to legal and consulting services.

The volatility of income tax expense is primarily attributable to the change in net income before income taxes. Income tax expense totaled $233,000 and $592,000, or an effective rate of 33.8% and 34.0%, for the three and nine months ended June 30, 1999, compared to $238,000 and $612,000, or an effective rate of 34.6% and 34.7%, for the three and nine months ended June 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash equivalents, is a result of operating, investing and financing activities. These activities are summarized below for the nine months ended June 30, 1999 and 1998.

                                                                                      Nine Months Ended
                                                                                          June 30,
                                                                                          --------
                                                                                    1999            1998
                                                                                    ----            ----
                                                                                       (In thousands)
         Net income                                                               $  1,149        $  1,154
         Adjustments to reconcile net income to net cash from
           operating activities                                                       (272)            477
                                                                                  --------        --------
         Net cash from operating activities                                            877           1,631
         Net cash from investing activities                                        (15,696)        (24,767)
         Net cash from financing activities                                         13,854          23,175
                                                                                  --------        --------
         Net change in cash and cash equivalents                                      (965)             39
         Cash and cash equivalents at beginning of period                            3,578           5,633
                                                                                  --------        --------
         Cash and cash equivalents at end of period                               $  2,613        $  5,672
                                                                                  ========        ========

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


--------------------------------------------------------------------------------
                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Office of Thrift Supervision ("OTS") regulations presently require the Corporation to maintain an average daily balance of investments in U.S. Treasury, federal agency obligations and other investments having maturities of five years or less in an amount equal to 4% of the sum of the Corporation's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds on which the Corporation may rely, if necessary, to fund deposit withdrawals or other short-term funding needs. At June 30, 1999, the Corporation's regulatory liquidity was 30.3%. At such date, the Corporation had commitments to originate fixed rate loans totaling $1,630,000 and variable rate loans totaling $173,000. The Corporation had no commitments to purchase or sell loans. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short and long term needs. See Note 5 of the Notes to Consolidated Financial Statements.

The Bank is required by regulations to meet certain minimum capital requirements, which must be generally as stringent as standards established for commercial banks. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material affect on the Bank's financial statements. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which for the Bank consists solely of tangible capital) of 3.0% of adjusted total assets and risk-based capital (which, for the Bank, consists of core capital and general valuation allowances) of 8.0% of risk-weighted assets (assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk). The following table indicates that the requirement for core capital is 4.0% because that is the level that the OTS prompt corrective-action regulations require to be considered adequately capitalized. At June 30, 1999, the Bank complies with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios, the Bank is considered well capitalized under the applicable requirements at June 30, 1999. Management is not aware of any matters after the latest regulatory exam that would cause the Bank's capital category to change.

The following table summarizes the Bank's regulatory capital requirements and actual capital at June 30, 1999.

                                                                                  Excess of actual
                                                                                capital over current
                                Actual capital          Current requirement         requirement
                                --------------          -------------------     --------------------     Applicable
(Dollars in thousands)         Amount    Percent        Amount      Percent       Amount    Percent      Asset Total
                               ------    -------        ------      -------       ------    -------      -----------
Tangible capital              $23,238      9.3%        $ 3,743        1.5%       $19,495       7.8%        $249,548
Core capital                   23,238      9.3           9,982        4.0         13,256       5.3          249,548
Tier 1 risk-based capital      23,238     18.0           5,158        4.0         18,080      14.0          128,943
Total risk-based capital       23,964     18.6          10,315        8.0         13,649      10.6          128,943

In October 1998, the Board of Directors of the Corporation authorized the purchase of up to 5% of the Corporation's outstanding common shares over a twelve-month period. The shares were purchased in the over-the-counter market. The number of shares purchased and the price paid depends on the availability of shares, the prevailing market prices and any other considerations which may, in the opinion of the Corporation's Board of Directors or management, affect the advisability of purchasing shares. In April 1999, the Corporation completed the October 1998 5% stock repurchase and announced another 5% stock repurchase. Through June 30, 1999, the Corporation purchased 111,841 shares related to the two 5% stock purchases.


--------------------------------------------------------------------------------
                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

YEAR 2000 ISSUE

The Bank's lending and deposit activities are almost entirely dependent on computer systems which process and record transactions, although the Bank can effectively operate with manual systems for brief periods when its electronic systems malfunction or cannot be accessed. The Bank uses the services of a nationally recognized data processing service bureau specializing in data processing for financial institutions. In addition to its basic operating activities, the Bank's facilities and infrastructure, such as security systems and communications equipment, are dependent, to varying degrees, on computer systems.

The Bank has contacted the companies that supply or service the Bank's computer operated or computer dependent systems to obtain confirmation that each system that is material to the operations of the Bank is either currently Year 2000 compliant or is expected to be Year 2000 compliant. With respect to systems that cannot presently be confirmed as Year 2000 compliant, the Bank will continue to work with the appropriate supplier or servicer to ensure all such systems will be rendered compliant in a timely manner, with minimal expense or disruption of the Bank's operations. All of the identified computer systems affected by the Year 2000 issue are currently in the renovation, validation or implementation phase of the process of becoming Year 2000 compliant. The Bank has identified various companies whose services are deemed critical to the mission of the Bank and received assurances that such companies will be Year 2000 compliant.

As a contingency plan, the Bank has determined that, if such service providers were to have their systems fail, the Bank would implement manual systems until such systems could be re-established. The Bank does not anticipate that such short-term manual systems would have a material adverse effect on the Bank's operations. The expense of any change in suppliers or servicers is not expected to be material to the Bank. The Bank has examined its computer hardware and software and determined it will cost approximately $70,000 to make such systems Year 2000 compliant. Of that amount, the Bank has already spent $28,000. Testing has been performed on all internal hardware and software systems. The Bank has also completed two proxy tests with its main data service provider. One final proxy test will be performed in September 1999. All Year 2000 related problems noted from testing have been corrected.

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

As the Corporation's loan portfolio is primarily made up of fixed rate loans, the Corporation is particularly sensitive to periods of rising interest rates. In such periods, the Corporation's net interest spread is negatively affected because the interest rate paid on deposits increases faster than the rates earned on loans. Management is continuing to originate variable rate mortgage loans as the primary means to manage this risk. Variable rate loans increased from $26.2 million at September 30, 1998 to $37.4 million at June 30, 1999. In addition, the Corporation also originates consumer and commercial loans, however, such loans make up only a small percentage of the overall loan portfolio. Consumer loans typically have a significantly shorter weighted average maturity and offer less exposure to interest rate risks while commercial loans generally carry variable interest rates. From time to time, the Corporation has also sold pools of fixed rate mortgage loans and invested the funds in shorter term fixed rate loans, adjustable rate loans and adjustable rate mortgage-backed securities. Such investments have less exposure to interest rate risk. The Corporation may sell additional pools of fixed rate loans in the future should the need exist.

Lastly, as part of its effort to monitor and manage interest rate risk, the Bank uses the "net portfolio value" ("NPV") methodology adopted by the OTS as part of its capital regulations. Presented in the Corporation's 1998 annual report, as of September 30, 1998, is an analysis of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates. Also presented are policy limits set by the Board of Directors of the Bank as to the maximum change in NPV that the Board of Directors deems advisable in case of various changes in interest rates. Such limits are established with consideration of the dollar impact of various rate changes and the Bank's strong capital position. Management believes that no events have occurred since September 30, 1998 that would significantly change the Bank's NPV at June 30, 1999 under each of the assumed shifts of 100 basis points in market interest rates.


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

Item 5.    Other Information
           -----------------

           None

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)  Exhibit No. 27: Financial Data Schedule.

           (b) No current reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1999.


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




Date August 11, 1999                  /s/  Glenn E. Aidt
     -----------------------          -----------------------------------
                                      Glenn E. Aidt
                                      President





Date August 11, 1999                  /s/  Thomas P. Eyer
     -----------------------          -----------------------------------
                                      Thomas P. Eyer
                                      Treasurer (Chief Financial Officer)


--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER          DESCRIPTION                                   PAGE NUMBER
------          -----------                                   -----------


  27            Financial Data Schedule                       25


--------------------------------------------------------------------------------