Form 10-K405
period 1999-09-30
MILTON FEDERAL FINANCIAL CORP
filed 1999-12-28
CIK 925722

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1999

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from               to

     Commission File Number:    0-24834

                      MILTON FEDERAL FINANCIAL CORPORATION
                (Name of registrant as specified in its charter)

              Ohio                                     31-1412064
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                   Identification Number)

                    25 Lowry Drive, West Milton, Ohio 45383
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (937) 698-4168

                 Securities registered pursuant to Section 12(b)
                              of the Exchange Act:
                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                        Common Shares, without par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Based upon the last sale price provided by The Nasdaq Stock Market, the aggregate market value of the voting stock held by nonaffiliates of the issuer on November 30, 1999, was $26,381,187.

2,099,995 of the registrant's common shares were issued and outstanding on November 30, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following sections of the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders of Milton Federal Financial Corporation are incorporated by reference into Part III of this Form 10-K:

         1.       Board of Directors;

         2.       Executive Officers;

         3.       Compensation of Executive Officers and Directors;

         4. Voting Securities and Ownership of Certain Beneficial Owners and Management;

         5.       Certain Transactions with MFFC.

                                     PART I

ITEM 1.  BUSINESS

Milton Federal Financial Corporation, an Ohio corporation ("MFFC"), is a unitary savings and loan holding company which owns all of the issued and outstanding common shares of Milton Federal Savings Bank ("Milton Federal"), a federal savings bank chartered under the laws of the United States, together referred to as the Corporation. On October 6, 1994, MFFC acquired all of the common shares issued by Milton Federal upon its conversion from a mutual savings and loan association to a stock savings bank (the "Conversion"). Prior to the Conversion, Milton Federal's name was Milton Federal Savings and Loan Association.


GENERAL

Milton Federal is principally engaged in the business of making permanent first-mortgage loans secured by one- to four-family residential real estate located in Milton Federal's designated lending area. Milton Federal also originates loans for the construction of one- to four-family residential real estate and loans secured by multi-family real estate (over four units) and nonresidential real estate. The origination of consumer loans, including unsecured loans and loans secured by deposits, automobiles, recreational vehicles and boats, and home improvement and commercial loans constitutes a small portion of Milton Federal's lending activities. Loan funds are obtained primarily from savings deposits, borrowings from the Federal Home Loan Bank (the "FHLB"), and loan and security repayments. In addition to originating loans, Milton Federal invests in U.S. Government and agency obligations, interest-bearing deposits in other financial institutions, mortgage-backed securities that include collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits ("REMICs").

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

Other than investing excess funds from the Conversion in securities, MFFC's activities have been limited primarily to holding the common stock of Milton Federal since acquiring such common stock in connection with the Conversion. Consequently, the following discussion focuses primarily on the business of Milton Federal.


FORWARD LOOKING STATEMENTS

When used in this Form 10-K, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projected," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Corporation's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Corporation's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors listed above could affect the

Corporation's financial performance and could cause the Corporation's actual results for future periods to differ materially from any statements expressed with respect to future periods. See Exhibit 99.2 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995," which is incorporated by reference.

The Corporation does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


LENDING ACTIVITIES

GENERAL. Milton Federal's primary lending activity is the origination of conventional mortgage loans secured by one- to four-family residential real estate located in Milton Federal's designated lending area. Loans for the construction of one- to four-family homes and mortgage loans on multi-family properties containing five units or more and nonresidential properties are also offered by Milton Federal. Milton Federal does not originate loans insured by the Federal Housing Authority or loans guaranteed by the Veterans Administration. In addition to mortgage lending, Milton Federal originates consumer loans, some unsecured and some secured by deposits, automobiles, boats and recreational vehicles, as well as, commercial loans.

LOAN PORTFOLIO COMPOSITION. The following table presents certain information with respect to the composition of Milton Federal's loan portfolio at the dates indicated:

                                                                              At September 30,
                                             -------------------------------------------------------------------------------
                                                    1999                         1998                          1997
                                             ---------------------       ------------------------     ----------------------
                                                          Percent                        Percent                      Percent
                                                         of Total                       of Total                     of Total
                                              Amount        Loans        Amount            Loans         Amount         Loans
                                              ------        -----        ------            -----         ------         -----
                                                                            (Dollars in thousands)

Residential real estate loans:
    1-4 family (first mortgage)           $   159,291        79.37%     $   141,280        78.37%     $   108,941        81.62%
    Home equity (1-4 family
     second mortgage)                           5,347         2.66            4,244         2.36            4,051         3.04
    Multi-family                                2,028         1.01            2,670         1.48            1,457         1.09
    Nonresidential real estate loans           14,948         7.45            8,805         4.88            6,215         4.66
    Construction loans                         11,873         5.92           16,413         9.10            9,400         7.04
                                          -----------      -------      -----------       ------      -----------       ------

       Total real estate loans                193,487        96.41          173,412        96.19          130,064        97.45

Consumer loans:
    Automobile loans                            3,035         1.51            3,480         1.93            2,305         1.73
    Loans on deposits                             318         0.16              291         0.16              281         0.21
    Other consumer loans                          378         0.19              344         0.19              246         0.18
                                          -----------      -------      -----------       ------      -----------       ------
       Total consumer loans                     3,731         1.86            4,115         2.28            2,832         2.12

Commercial loans                                3,466         1.73            2,753         1.53              575         0.43
                                          -----------      -------      -----------       ------      -----------       ------

Total loans                                   200,684       100.00%         180,280       100.00%         133,471       100.00%
                                          -----------      =======      -----------       ======      -----------       ======
Less:
Net deferred loan fees                           (609)                         (605)                         (536)
Loans in process                               (7,195)                       (7,653)                       (4,977)
Allowance for loan losses                        (765)                         (676)                         (562)
                                          -----------                   -----------                   -----------

    Net loans                             $   192,115                   $   171,346                   $   127,396
                                          ===========                   ===========                   ===========


Loans held for sale                       $     2,627                   $        --                   $        --
                                          ===========                   ===========                   ============



                                                      At September 30,
                                       -------------------------------------------------
                                                 1996                          1995
                                       ----------------------       ---------------------
                                                     Percent                      Percent
                                                    of Total                     of Total
                                         Amount        Loans          Amount        Loans
                                         ------        -----          ------        -----
                                                  (Dollars in thousands)
Residential real estate loans:

    1-4 family (first mortgage)      $   102,393       83.02%      $   88,899       84.45%
    Home equity (1-4 family
     second mortgage)                      2,929        2.38            1,129       1.07
    Multi-family                           2,249        1.82            1,986       1.89
    Nonresidential real estate loans       4,425        3.59            4,750       4.51
    Construction loans                     9,083        7.36            6,353       6.04
                                     -----------      ------       ----------     ------

       Total real estate loans           121,079       98.17          103,117      97.96

Consumer loans:
    Automobile loans                       1,929        1.56            1,847       1.75
    Loans on deposits                        199        0.16              193       0.18
    Other consumer loans                     130        0.11              115       0.11
                                     -----------      ------       ----------     ------
       Total consumer loans                2,258        1.83            2,155       2.04

Commercial loans                              --          --               --         --
                                     -----------      ------       ----------     ------

Total loans                              123,337      100.00%         105,272     100.00%
                                     -----------      ======       ----------    =======
Less:
Net deferred loan fees                      (627)                        (647)
Loans in process                          (5,474)                      (3,534)
Allowance for loan losses                   (487)                        (333)
                                     -----------                   ----------

    Net loans                        $   116,749                  $   100,758
                                     ===========                  ===========


Loans held for sale                  $        --                  $        --
                                     ===========                  ===========

LOAN MATURITY SCHEDULE. The following table sets forth certain information as of September 30, 1999, regarding the dollar amount of loans, excluding residential real estate loans, home equity loans and consumer loans, maturing in Milton Federal's portfolio based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                                                                                     Maturing
                                                                 ------------------------------------------------
                                                                   One Year    One Through   After Five
           (In thousands)                                           or Less    Five Years       Years        Total
                                                                    -------    ----------       -----        -----
           Real estate construction                              $       72   $      618    $  11,183    $   11,873
           Nonresidential real estate loans                             397        2,280       12,271        14,948
           Commercial loans                                           2,300          462          704         3,466
                                                                 ----------   ----------    ---------    ----------

                Total                                            $    2,769   $    3,360    $  24,158    $   30,287
                                                                 ==========   ==========    =========    ==========

The following table sets forth at September 30, 1999, the dollar amount of loans, excluding one- to four-family, home equity, multi-family and consumer loans, before net items, due after one year from September 30, 1999, which have predetermined interest rates and floating or adjustable interest rates:

                                                                                                  Floating or
                                                                             Predetermined        Adjustable
                                                                                 Rates               Rates
                                                                                 -----               -----
         (In thousands)
         Real estate construction                                           $      8,396       $     3,405
         Nonresidential real estate loans                                         11,942             2,609
         Commercial loans                                                          1,157                 9
                                                                            ------------       -----------

              Total loans                                                   $     21,495       $     6,023
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

OTS regulations limit the amount that Milton Federal may lend in relationship to the appraised value of the real estate and improvements at the time of loan origination. In accordance with such regulations, Milton Federal makes fixed-rate loans on one- to four-family residences up to 95% of the value of the real estate and improvements (the "Loan-to-Value Ratio" or "LTV"). Milton Federal requires private mortgage insurance for such loans in excess of 90% of the value of the real estate securing such loans. Residential real estate loans are offered by Milton Federal for terms of up to 30 years.

While the majority of Milton Federal's loans have fixed rates of interest, Milton Federal began originating adjustable rate mortgage loans ("ARMs") in fiscal year 1995. ARMs are offered by Milton Federal for terms of up to 30 years. The interest-rate adjustment periods on the ARMs are either one year or three years. Until March 18, 1999, Milton Federal also offered five-year ARMs. The interest rate adjustments on ARMs presently originated by Milton Federal are tied to changes in the weekly average yield on the one-, three- and five-year U.S. Treasury constant maturities index. Rate adjustments are computed by adding a stated margin, typically 3%, to the index. The maximum allowable adjustment at each adjustment date is usually 2% with a maximum adjustment of 6% over the term of the loan. The initial rate is dependent, in part, on how often the rate can be adjusted. Milton Federal originates ARMs that have initial interest rates lower than the sum of the index plus the margin. Such loans are subject to increased risk of delinquency or default due to increasing monthly payments as the interest rates on such loans increase to the fully-indexed level, although such increase is considered in Milton Federal's underwriting of such loans.

The aggregate amount of Milton Federal's one- to four-family residential real estate loans equaled approximately $159.3 million at September 30, 1999, and represented 79.4% of loans at such date. At such date, loans secured by one- to four-family residential real estate with outstanding balances of $184,000, or
 .1% of its one- to four-family residential real estate loan balance, were more than 90 days delinquent or nonaccruing. See "Delinquent Loans, Nonperforming Assets and Classified Assets."

MULTI-FAMILY RESIDENTIAL REAL ESTATE LOANS. In addition to loans on one- to four-family properties, Milton Federal makes loans secured by multi-family properties containing over four units. Such loans are made with fixed and adjustable interest rates and a maximum LTV of 75%. ARMs on multi-family properties are offered with the same adjustment periods and index as ARMs on one- to four-family properties and typically with a margin of 4% over the index.

Multi-family lending is generally considered to involve a higher degree of risk because the loan amounts are larger and the borrower typically depends upon income generated by the project to cover operating expenses and debt service. The profitability of a project can be affected by economic conditions, government policies and other factors beyond the control of the borrower. Milton Federal attempts to reduce the risk associated with multi-family lending by evaluating the credit-worthiness of the borrower and the projected income from the project and by obtaining personal guarantees on loans made to corporations and partnerships. Milton Federal currently requires that borrowers agree to submit financial statements and tax returns annually to enable Milton Federal to monitor the loan.

At September 30, 1999, loans secured by multi-family properties totaled approximately $2.0 million, or 1.0% of total loans, all of which were secured by property located in Miami and Montgomery Counties, Ohio. At such date, there were no loans secured by multi-family residential real estate that were more than 90 days delinquent or nonaccruing. See "Delinquent Loans, Nonperforming Assets and Classified Assets."

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

At September 30, 1999, a total of $11.9 million, 5.9% of Milton Federal's total loans, consisted of construction loans. At such date, there were no construction loans that were more than 90 days delinquent or nonaccruing. The majority of Milton Federal's construction loans are secured by property in Miami and Montgomery Counties and the economy of such lending area has been relatively stable.

NONRESIDENTIAL REAL ESTATE LOANS. Milton Federal also makes loans secured by nonresidential real estate consisting primarily of retail stores, office buildings and churches. Such loans are originated at fixed-rates of interest for up to 15 years or as a three-year ARM with terms up to 25 years. Such loans have a maximum LTV of 80%.

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

At September 30, 1999, Milton Federal had a total of $14.9 million invested in nonresidential real estate loans, all of which were secured by property located in Miami and Montgomery Counties, Ohio. Such loans comprised 7.5% of Milton Federal's total loans at such date. At such date loans secured by nonresidential real estate with outstanding balances of $173,000, or 1.2% of Milton Federal's nonresidential real estate loan portfolio, were more than 90 days delinquent or nonaccruing. See "Delinquent Loans, Nonperforming Assets and Classified Assets."

Federal regulations limit the amount of nonresidential mortgage loans that an association may make to 400% of its capital. At September 30, 1999, Milton Federal's nonresidential mortgage loans totaled 65.9% of Milton Federal's capital.

CONSUMER LOANS. Milton Federal makes various types of consumer loans, including unsecured loans and loans secured by deposits, automobiles, boats and recreational vehicles. Such loans are made at fixed rates of interest only. Milton Federal has increased the emphasis of originating consumer loans as part of its interest rate risk management efforts.

Consumer loans may entail greater risk than do residential mortgage loans. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions. Although Milton Federal has not had significant delinquencies on consumer loans, no assurance can be provided that delinquencies will not increase.

At September 30, 1999, Milton Federal had approximately $3.7 million, or 1.9% of its total loans, invested in consumer loans. At such date, consumer loans that were more than 90 days delinquent or nonaccruing totaled $1,000, or less than 0.1% of consumer loans. See "Delinquent Loans, Nonperforming Assets and Classified Assets."

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

Unlike residential mortgage loans, which generally are granted on the basis of the borrower's ability to repay the debt from employment and other income and are secured by real property, the value of which tends to be more easily ascertainable, business loans are of higher risk and typically are granted on the basis of the borrower's ability to repay the debt from the cash flow of the underlying business. In addition, it is generally the practice of Milton Federal to request additional collateral in the form of personal guarantees. Additional collateral may include, on occasion, a lien on the business owner's personal residence. Nonetheless, the availability of funds for the repayment of business loans generally is dependent on the success of the business itself.

At September 30, 1999, Milton Federal had approximately $3.5 million, or 1.7% of its total loans, invested in commercial loans. At such date, commercial loans with outstanding balances of $82,000, or 2.4% of its commercial loan balance, were more than 90 days delinquent or nonaccruing. See "Delinquent Loans, Nonperforming Assets and Classified Assets."

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

For multi-family and nonresidential mortgage loans, a personal guarantee of the borrower's obligation to repay the loan is required. Milton Federal also obtains information with respect to prior projects completed by the borrower. Upon the completion of the appraisal and the receipt of information on the borrower, the application for a loan is submitted to the Loan Committee for approval or rejection if the loan does not exceed $400,000. If the loan amount exceeds $400,000, the application is approved or rejected by the full Board of Directors.

If a mortgage loan application is approved, title insurance is obtained on the title to the real estate that will secure the mortgage loan. Prior to September 1990, Milton Federal did not require title insurance but did obtain an attorney's opinion of title. Borrowers are required to carry fire and casualty insurance and flood insurance, if applicable, and to name Milton Federal as an insured mortgagee.

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

Milton Federal's loans carry no prepayment penalties but do provide that the entire balance of the loan is due upon sale of the property securing the loan. Milton Federal generally enforces such due-on-sale provisions.

LOAN ORIGINATIONS, PURCHASES AND SALES. Prior to 1995, Milton Federal had been actively originating only new fixed-rate loans. In fiscal 1995, Milton Federal began to originate variable-rate loans in addition to fixed-rate loans. In fiscal 1999, Milton Federal began originating one- to four-family first mortgage loans with the intent of selling them in the secondary market. Prior to fiscal 1999, Milton Federal periodically sold pools of one- to four-family first mortgage portfolio loans. The loans were sold as a means to manage interest rate risk by reducing the Milton Federal's investment in various lower-yielding or longer-term fixed rate loans. Management intends to continue, in the future, to originate, fixed-rate loans in a manner that permits their sale into the secondary mortgage market. Milton Federal intends to retain the servicing of loans sold in the secondary mortgage market. At September 30, 1999, Milton Federal had mortgage loans of

$2.6 million classified as held for sale. Milton Federal occasionally participates in loans originated by other institutions.

The following table presents Milton Federal's loan origination and sale activity, not including loans held for sale for the periods indicated:

                                                                           Year ended September 30,
                                                          -------------------------------------------------------
                                                            1999         1998        1997        1996        1995
                                                            ----         ----        ----        ----        ----
                                                                                        (In thousands)
    Loans originated
     1-4 family residential                               $ 32,569    $ 64,280    $ 27,150    $  29,774   $  17,026
     Multi-family residential                                  417       1,804          --           71          86
     Nonresidential                                          7,640       1,171       2,263          150          33
     Construction                                           14,518      19,617       8,915        7,912       7,555
     Consumer                                                1,899       3,435       2,286        1,717       1,857
     Commercial                                              4,264       3,350         608           --          --
                                                          --------    --------    --------    ---------   ---------
       Total loans originated                               61,307      93,657      41,222       39,624      26,557
                                                          --------    --------    --------    ---------   ---------

Loan participations purchased                                   --          --          --           --          --
                                                          --------    --------    --------    ---------   ---------

Reductions:
    Principal repayments                                   (40,118)    (41,480)    (20,316)     (23,633)    (16,905)
    Sales                                                       --      (8,226)    (10,259)          --          --
    Transfers from loans to real estate owned and
      repossessed assets                                      (210)         --          --           --         (70)
                                                          --------    --------    --------    ---------   ---------
       Total reductions                                    (40,328)    (49,706)    (30,575)     (23,633)    (16,975)
Increase (decrease) in other items, net (1)                    (51)         69         (22)          21         (42)
                                                          --------    --------    --------    ---------   ---------
Net increase (decrease)                                   $ 20,928    $ 44,020    $ 10,625    $  16,012   $   9,540
                                                          ========    ========    ========    =========   =========


(1) Consists of amortization of loan origination fees and provision for loan losses.

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

Based on such limits, Milton Federal was able to lend approximately $3.4 million to any one borrower at September 30, 1999. The largest amount Milton Federal had outstanding to one borrower was $1.1 million. Such loans were secured by one- to four-family and multi-family residential real estate and were current at September 30, 1999.

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

Real estate acquired, or deemed acquired, by Milton Federal as a result of foreclosure proceedings is classified as real estate owned ("REO") until it is sold. When property is so acquired, or deemed to have been acquired, it is initially recorded by Milton Federal at the fair value of the real estate. Interest accrual, if any, ceases no later than the date of acquisition of the real estate. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Costs incurred to carry other real estate are charged to expense. Milton Federal held approximately $201,000 in REO property at September 30, 1999.

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

The following table reflects the number and amount of loans in a delinquent status as of the dates indicated:

                                                                 At September 30,
                           ---------------------------------------------------------------------------------------------------------
                                      1999                              1998                                   1997
                           ------------------------------   ----------------------------------  ------------------------------------
                                                               (Dollars in thousands)

                                               Percent of                            Percent of                           Percent of
                                                 Total                                 Total                                Total
                            No.        Amt.      Loans       No.         Amt.          Loans       No.        Amt.          Loans
                            ---       ----       -----       ---         ----          -----       ---        ----          -----
Loans delinquent for (1):
   30-59 days                12     $  593        0.29%       15      $    893         0.50%        6      $    268         0.20%
   60-89 days                 6        152        0.08         3            22         0.01         5           212         0.16
   90 days and over          10        456        0.23        19         1,101         0.62        18           624         0.47
                             --     ------        ----        --      --------         ----        --      --------         ----
Total delinquent loans       28     $1,201        0.60%       37      $  2,016         1.13%       29      $  1,104         0.83%
                             ==     ======        ====        ==      ========         ====        ==      =========        ====

                                                      At September 30,
                           ---------------------------------------------------------------
                                            1996                       1995
                           ----------------------------   --------------------------------
                                                  (Dollars in thousands)
                                             Percent of                   Percent of
                                               Total                        Total
                                No.     Amt    Loans      No.       Amt     Loans
                                ---     ---    -----      ---       ---     -----
Loans delinquent for (1):
   30-59 days                   13   $   337   0.27%       9     $  413     0.39%
   60-89 days                    3       124   0.10        5        170     0.16
   90 days and over             10       597   0.49       11        520     0.50
                                --   -------   ----       --     ------     ----
Total delinquent loans          26   $ 1,058   0.86%      25     $1,103     1.05%
                                ==   =======   ====       ==     ======     ====

(1) The number of days a loan is delinquent is measured from the day the payment was due under the terms of the loan agreement.

The following table sets forth information with respect to the accrual and nonaccrual status of Milton Federal's loans that are 90 days or more past due and other nonperforming assets at the dates indicated:

                                                                              At September 30,
                                                    ---------------------------------------------------------------
                                                         1999          1998         1997          1996      1995
                                                         ----          ----         ----          ----      ----
                                                                           (Dollars in thousands)

Accruing loans delinquent more than 90 days          $     225    $     742     $    276     $    285     $     367

Loans accounted for on a nonaccrual basis:
   Real estate:
     Residential                                            58          185          348          312           153
     Nonresidential                                        173          174           --           --            --
                                                     ---------    ---------     --------     --------     ---------

Total nonaccrual loans                                     231          359          348          312           153

Other nonperforming assets (1)                             201           --           --           32            32
                                                     ---------    ---------     --------     --------     ---------

   Total nonperforming assets                        $     657    $   1,101     $    624     $    629     $     552
                                                     =========    =========     ========     ========     =========

   Total loan loss allowance                         $     765    $     676     $    562     $    487     $     333

   Total nonperforming assets as a percentage of
     total assets                                         0.26%        0.47%        0.30%        0.35%        0.34%

   Loan loss allowance as a percent of
     nonperforming loans                                116.46%       61.40%       90.06%       81.57%       64.04%


(1) Other nonperforming assets represent real estate acquired by Milton Federal in settlement of loans, which is initially reported at estimated fair value at acquisition. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell.

Loans considered impaired within the scope of Statement of Financial Accounting Standards ("SFAS") No. 114 were not significant in 1999. During 1999, $12,000 would have been recorded on nonaccruing loans had such loans been accruing pursuant to contractual terms. During such period, no interest income was recorded on such loans. Management believes that no loans, other than loans which are currently classified as nonaccrual, more than 90 days past due or restructured, may be so classified in the near future due to concerns as to the ability of the borrowers to comply with repayment terms.

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

The aggregate amounts of Milton Federal's classified assets at the dates indicated were as follows:

                                                                     At September 30,
                                           ---------------------------------------------------------------
                                                1999          1998         1997         1996         1995
                                                ----          ----         ----         ----         ----
                                                                     (In thousands)
         Substandard                        $     328     $    765     $     790    $     714    $     370
         Doubtful                                 279          177            10           --           38
         Loss                                      34           36           149          149          148
                                            ---------     --------     ---------    ---------    ---------
             Total classified assets        $     641     $    978     $     949    $     863    $     556
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

OTS regulations require that Milton Federal establish prudent general allowances for loan losses for any loan classified as substandard or doubtful. If an asset, or portion thereof, is classified as loss, the association must either establish specific allowances for losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount.

ALLOWANCE FOR LOAN LOSSES. Milton Federal maintains an allowance for loan losses based upon a number of relevant factors, including, but not limited to, trends in the level of nonperforming assets and classified loans, current and anticipated economic conditions in the primary lending area, past loss experience, probable losses arising from specific problem assets and changes in the composition of the loan portfolio.

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

In addition to one- to four-family residential real estate loans, Milton Federal makes additional real estate loans, including home equity, multi-family residential real estate, nonresidential real estate and construction loans. These real estate loans are secured by property in Milton Federal's designated lending area and also require the borrower to provide a down payment. Milton Federal has not experienced any charge-offs from these other real estate loan categories.

A small portion of Milton Federal's total loans consists of consumer loans, primarily automobile loans. These loans typically have a lower down payment and are secured by collateral that declines in value. Such loans therefore carry a higher degree of risk than the real estate loans. Milton Federal has had minimal charge-offs on consumer loans since these loans have been offered.

Milton Federal began originating commercial loans in fiscal 1997. Commercial loans are of higher risk and typically are granted on the basis of the borrower's ability to repay the debt from the cash flow of the underlying business. Milton Federal has had minimal charge-offs on commercial loans since these loans have been offered.

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

The following table sets forth an analysis of Milton Federal's allowance for loan losses for the periods indicated.

                                                                          Year ended September 30,
                                                     --------------------------------------------------------------
                                                         1999          1998       1997          1996        1995
                                                         ----          ----       ----          ----        ----
                                                                           (Dollars in thousands)

Balance at beginning of period                       $     676    $     562     $    487     $    333     $     269
Charge-offs:
     Residential real estate loans                          --         (100)          --           --            --
     Consumer loans                                        (22)         (15)          --           --            --
     Commercial loans                                       (9)          --           --           --            --
                                                     ---------    ---------     --------     --------     ---------
       Total charge-offs                                   (31)        (115)          --           --            --
Recoveries                                                  --           --           --           --            --
Provision for loan losses (charged to
  operations)                                              120          229           75          154            64
                                                     ---------    ---------     --------     --------     ---------
Balance at end of period                             $     765    $     676     $    562     $    487     $     333
                                                     =========    =========     ========     ========     =========
Ratio of net charge-offs (recoveries) to average
  loans outstanding during the period                     0.02%        0.08%        0.00%        0.00%        0.00%
Ratio of allowance for loan losses to total loans(1)      0.40         0.39         0.44         0.42         0.33
Allowance for loan losses as a percentage of
  nonperforming loans                                   116.46        61.40        90.06        81.57        64.04


(1) Total loans less net deferred loan fees and loans in process.

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

                                                                      At September 30,
                            ------------------------------------------------------------------------------------------------------
                                     1999                       1998                      1997                      1996
                            --------------------       ---------------------    ------------------------    ----------------------

                                         Percent                     Percent                     Percent                  Percent
                                        of Loans                    of Loans                    of Loans                 of Loans
                                         in Each                     in Each                     in Each                  in Each
                                        Category                    Category                    Category                 Category
                                         to Total                    to Total                    to Total                 to Total
                               Amount     Loans           Amount      Loans         Amount        Loans        Amount      Loans
                               ------     -----           ------      -----         ------        -----        ------      -----
                                                                  (Dollars in thousands)
Real estate loans           $     339       96.41%     $    317       96.13%     $     339      97.45%     $     321       98.17%
Consumer loans                     10        1.86             6        2.32              8       2.12              3        1.83
Commercial loans                   52        1.73            38        1.55             --        .43             --        0.00
Unallocated                       364          --           315          --            215          --           163          --
                            ---------    --------      --------     -------      ---------    --------     ---------    --------
     Total                  $     765      100.00%     $    676      100.00%     $     562     100.00%     $     487      100.00%
                            =========    ========      ========     =======      =========    =======      =========    ========


                        At September 30,
                    ----------------------
                             1995
                    ----------------------

                                  Percent
                                  of Loans
                                  in Each
                                  Category
                                  to Total
                       Amount      Loans
                       ------      -----
                     (Dollars in thousands)
Real estate loans   $    298       97.96%
Consumer loans             2        2.04
Commercial loans          --        0.00
Unallocated               33          --
                    --------    --------
     Total          $    333      100.00%
                    =======     ========

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

The Corporation has also invested significant amounts in CMOs and REMICs that are included in mortgage-backed securities. CMOs and REMICs are mortgage derivative products, secured by an underlying pool of mortgages. The Corporation has no ownership interest in the mortgages, except to the extent they serve as collateral. Payment streams from the mortgages serving as collateral are reconfigured with varying terms and time of payment to the investor. Though they can be used for hedging and investment, CMOs and REMICs can expose investors to higher risk of loss than direct investments in mortgage-backed pass-through securities, particularly with respect to price volatility and lack of a broad secondary market in such securities. The OTS has deemed certain CMOs and other mortgage derivative products to be "high-risk." None of the Corporation's CMOs or REMICs are in such "high-risk" category.

Although mortgage-backed securities generally yield less than individual loans originated by Milton Federal, they present less credit risk, because mortgage-backed securities are guaranteed as to principal repayment by the issuing agency and CMOs and REMICs are secured by the underlying collateral. All of the Corporation's CMOs and REMICs are backed by pools of mortgages that are insured or guaranteed by FNMA and FHLMC. Although certain mortgage-backed securities designated as available for sale are a potential source of liquid funds for loan originations and deposit withdrawals, the prospect of a loss on the sale of such securities limits the usefulness for liquidity purposes.

The Corporation has purchased adjustable-rate mortgage-backed securities as part of its effort to reduce its interest rate risk. In a period of declining interest rates, the Corporation is subject to prepayment risk on such adjustable-rate mortgage-backed securities. The Corporation attempts to mitigate this prepayment risk by purchasing mortgage-backed securities at or near par. If interest rates rise in general, the interest rates on the loans backing the mortgage-backed securities will also adjust upward, subject to the interest rate caps in the underlying adjustable-rate mortgage loans. However, the Corporation is still subject to interest rate risk on such securities if interest rates rise faster than the 1% to 2% maximum annual interest rate adjustments on the underlying loans.

At September 30, 1999, almost all of the $48.8 million of the Corporation's mortgage-backed securities had adjustable rates.

The following table sets forth information regarding the Corporation's carrying value of mortgage-backed securities at the dates indicated.

                                                                At September 30,
                             -------------------------------------------------------------------------------------
                                        1999                          1998                         1997
                             ------------------------     --------------------------   ---------------------------
                               Available      Held to       Available        Held to       Available      Held to
                               For Sale      Maturity       For Sale        Maturity       For Sale      Maturity
                               --------      --------       --------        --------       --------      --------
                                                                  (In thousands)
FNMA certificates            $    1,390    $    3,105     $     1,899    $     4,177    $     2,851     $     5,191
GNMA certificates                 1,593           395           2,709            588             --             810
FHLMC certificates                1,188         4,043           2,296          5,139          2,863           6,124
Collateralized mortgage
  obligations and REMICs         32,483         4,649          29,993          4,656         42,128              --
                             ----------    ----------     -----------    -----------    -----------     -----------

     Total                   $   36,654    $   12,192     $    36,897    $    14,560    $    47,842     $    12,125
                             ==========    ==========     ===========    ===========    ===========     ===========

The following table sets forth information regarding scheduled maturities, carrying value, fair value and weighted average yields of the Corporation's mortgage-backed securities at September 30, 1999. Actual maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments. The weighted average yield has been computed using the historical amortized cost for available for sale securities.

                                             At September 30, 1999
                                   ---------------------------------------------
                                                                 After
                                     One Year or Less        One to Five Years
                                   -------------------    ----------------------
                                   Carrying    Average    Carrying       Average
                                    Value      Yield       Value         Yield
                                    -----      -----       -----         -----
                                            (Dollars in thousands)

Securities available for sale
    FNMA certificates             $      --        --%   $       --      --%
    GNMA certificates                    --        --            --      --
    FHLMC certificates                   --        --            --      --
    CMOs and REMICs                      --        --            --      --
                                  ---------     -----    ----------     ---
       Total                      $      --        --%   $       --      --%
                                  =========     =====    ==========     ===

Securities held to maturity
    FNMA certificates             $      --        --%    $      --      --%
    GNMA certificates                    --        --            --      --
    FHLMC certificates                   --        --            --      --
    CMOs and REMICs                      --        --            --      --
                                  ---------     -----     ---------     ---
       Total                      $      --        --%    $      --      --%
                                  =========     =====     =========     ===


                                                            At September 30, 1999
                                  ----------------------------------------------------------------------------------
                                        After                                               Total
                                   Five to Ten Years        After Ten Years       Mortgage-Backed Portfolio
                                   -----------------      ------------------  --------------------------------------
                                  Carrying  Average       Carrying  Average    Carrying      Fair    Average
                                    Value    Yield         Value    Yield       Value       Value    Yield
                                    -----    -----         -----    -----       -----       -----    -----
                                                            (Dollars in thousands)
Securities available for sale
    FNMA certificates             $    --      --%      $ 1,390     6.79%     $ 1,390     $ 1,390     6.79%
    GNMA certificates                  --       --        1,593     6.42        1,593       1,593     6.42
    FHLMC certificates                 --       --        1,188     6.66        1,188       1,188     6.66
    CMOs and REMICs                 6,367     5.56       26,116     5.72       32,483      32,483     5.69
                                  -------     ----      -------     ----      -------     -------     ----

       Total                      $ 6,367     5.56%     $30,287     5.84%     $36,654     $36,654     5.79%
                                  =======     ====      =======     ====      =======     =======     ====


Securities held to maturity
    FNMA certificates                  --      --%      $ 3,105     6.14%     $ 3,105     $ 3,000     6.14%
    GNMA certificates                   8     8.50          387     6.38          395         413     6.42
    FHLMC certificates                 --       --        4,043     6.36        4,043       3,926     6.36
    CMOs and REMICs                    --       --        4,649     6.63        4,649       4,738     6.63
                                  -------     ----      -------     ----      -------     -------     ----

       Total                      $     8     8.50%     $12,184     6.41%     $12,192     $12,077     6.41%
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

The following table sets forth the composition of the Corporation's interest-bearing deposits and securities portfolio at the dates indicated:

                                                               At September 30,
                                        ----------------------------------------------------------------
                                                      1999                             1998
                                        ----------------------------------------     -------------------
                                        Carrying     % of      Market      % of      Carrying     % of
                                         Value      Total       Value      Total       Value      Total
                                         -----      -----       -----      -----       -----      -----
                                                             (Dollars in thousands)
Interest-bearing deposits in other
  financial institutions               $   403     74.2%     $      403     74.5%    $    2,528     99.4%
Securities available for sale:
   U.S. Government and federal
     agency securities                      --       --              --       --             --       --
   Equity securities                        15      2.8              15      2.8             15      0.6
Securities held to maturity:
   U.S. Government and federal
     agency securities                      --       --              --       --             --        --
   Municipal obligations                   125     23.0             123     22.7             --        --
                                       -------    -----      ----------     ----      ---------     -----

Total                                  $   543    100.0%     $      541    100.0%     $   2,543     100.0%
                                       =======    =====      ==========    =====      =========     =====


                                                               At September 30,
                                        ----------------------------------------------------------------
                                               1998                             1997
                                        ------------------   -------------------------------------------
                                         Market     % of     Carrying       % of     Market       % of
                                         Value      Total      Value        Total     Value       Total
                                         -----      -----      -----        -----     -----       -----
                                                             (Dollars in thousands)
Interest-bearing deposits in other
  financial institutions               $ 2,528        99.4%   $ 4,936        36.0%   $ 4,936        36.0%
Securities available for sale:
   U.S. Government and federal
     agency securities                      --        --        5,505        40.2      5,505        40.1
   Equity securities                        15         0.6         15         0.1         15         0.1
Securities held to maturity:
   U.S. Government and federal
     agency securities                      --        --        3,254        23.7      3,260        23.8
   Municipal obligations                    --        --           --        --           --        --
                                        -------     ------    -------       -----    -------       -----
Total                                   $ 2,543      100.0%   $13,710       100.0%   $13,716       100.0%
                                        =======     ------    =======       =====    =======       =====

The following table sets forth the contractual maturities, carrying values, market values and average yields for the Corporation's interest-bearing deposits in other financial institutions and investment securities at September 30, 1999. The weighted average yield has been computed using the historical amortized cost for available for sale securities.

                                                                  At September 30, 1999
                                  ---------------------------------------------------------------------
                                                              After                     After
                                    One Year or Less    One to Five Years        Five to Ten Years (2)
                                   -----------------    ------------------     ------------------------
                                  Carrying   Average    Carrying   Average     Carrying        Average
                                   Value      Yield     Value      Yield        Value          Yield
                                   -----      -----     -----      -----        -----           -----
                                                                    (Dollars in thousands)
Interest-bearing deposits in
  other financial institutions     $403       5.32%      $ --       --%     $       --            --%
Securities available for sale:
     Equity securities(1)            15         --         --       --              --            --
Securities held to maturity:
     Municipal obligations           --         --        125     3.85              --            --
                                   ----       ----       ----     ----      ----------           ---

     Total                         $418       5.32%      $125     3.85%     $       --           --%
                                   ====       ====       ====     ====      ==========           ===

                                                                                At September 30, 1999
                                                              -----------------------------------------------------
                                                                      Total Interest-Bearing Deposits in Other
                                                                        Financial Institutions and Securities
                                                              -----------------------------------------------------
                                                                  Average                                 Weighted
                                                                   Life         Carrying       Market      Average
                                                                 In Years         Value         Value       Yield
                                                              ------------   ------------  -----------   ----------
                                                                               (Dollars in thousands)
Interest-bearing deposits in other financial
  institutions                                                    N/A        $      403     $     403        5.32%
Securities available for sale:
     Equity securities(1)                                         N/A                15            15           --
Securities held to maturity:
     Municipal obligations                                      3.17 years          125           123        3.85
                                                                             ----------     ---------     -------

     Total                                                                   $      543     $     541        4.97%
                                                                             ==========     =========     =======



(1) Comprised of Intrieve, Incorporated ("Intrieve"), stock, which is reported at the fair value, which approximates cost.


DEPOSITS AND BORROWINGS

GENERAL. Deposits are a primary source of Milton Federal's funds for use in lending and other investment activities. In addition to deposits, Milton Federal uses borrowings from the FHLB and derives funds from interest payments and principal repayments on loans and mortgage-backed securities, income on earning assets, service charges and gains on the sale of assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate more in response to general interest rates and money market conditions.

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

At September 30, 1999, the Corporation's certificates of deposit totaled $114.5 million, or 67.95% of total deposits. Of such amount, approximately $75.6 million in certificates of deposit mature within one year. Based on past experience and the Corporation's prevailing pricing strategies, management believes that a substantial percentage of such certificates will renew with the Corporation at maturity. If there is a significant deviation from historical experience, the Corporation can use borrowings from the FHLB as an alternative to this source of funds.

The following table sets forth the dollar amount of deposits in the various types of savings programs offered by the Corporation at the dates indicated:

                                                                  As of September 30,
                                 --------------------------------------------------------------------------------
                                             1999                        1998                        1997
                                             ----                        ----                        ----

                                                                (Dollars in thousands)
Transaction accounts:
    Noninterest-bearing
      demand deposit             $    10,553        6.26%     $     1,923        1.24%    $       802        0.56%
    Interest-bearing
      demand deposit(1)                   --          --            8,806        5.70           7,993        5.60
    Money market accounts(2)          27,671       16.43           10,441        6.75           7,065        4.95
    Passbook savings
      accounts(3)                     15,763        9.36           16,618       10.75          16,461       11.52
                                 -----------     -------      -----------    --------     -----------     -------
       Total transaction
         accounts                     53,987       32.05           37,788       24.44          32,321       22.63

Certificates of deposit(4):          114,484       67.95          116,859       75.56         110,511       77.37
                                 -----------     -------      -----------    --------     -----------     -------

Total deposits(5)                $   168,471      100.00%     $   154,647      100.00%    $   142,832      100.00%
                                 ===========     =======      ===========    ========     ===========      ======


(1) At September 30, 1998 and 1997, the weighted average rates on interest-bearing demand accounts were 2.74% and 2.13%, respectively. In July 1999, Milton Federal discontinued the payment of interest on all demand accounts.

(2) Milton Federal's weighted average interest rate paid on money market accounts fluctuates with the general movement of interest rates. At September 30, 1999, 1998 and 1997, the weighted average rates on money market accounts were 4.53%, 4.05% and 2.89%, respectively.

(3) Milton Federal's weighted average rate on passbook savings accounts fluctuates with the general movement of interest rates. The weighted average interest rate on passbook accounts was 2.53% at September 30, 1999 and 2.52% at September 30, 1998 and 1997.

(4) The interest rate on individual certificates of deposit remains fixed until maturity. At September 30, 1999, 1998 and 1997 the weighted average rates on certificates of deposit were 5.57%, 5.76% and 5.91%.

(5) IRAs and Keoghs are included in the various certificates of deposit balances. IRAs and Keoghs totaled $24.5 million, $23.0 million and $21.0 million as of September 30, 1999, 1998 and 1997.

At September 30, 1999, scheduled maturities of certificates of deposit were as follows:

                                                                                       Amount
         Year Ended September 30,                                                   --------------
         ------------------------                                                   (In thousands)
                  2000                                                                 $75,554
                  2001                                                                  22,908
                  2002                                                                   7,704
                  2003                                                                   5,709
                  2004                                                                   2,609
                                                                                      --------
                                                                                      $114,484
                                                                                      ========

The following table presents the amount of the Corporation's certificates of deposit of $100,000 or more by the time remaining until maturity as of September 30, 1999:

                               Maturity                                                   Amount
                               --------                                                   ------
                                                                                      (In thousands)
                  Three months or less                                                $     1,301
                  Over 3 months to 6 months                                                   995
                  Over 6 months to 12 months                                                  947
                  Over 12 months                                                            2,235
                                                                                      -----------

                      Total                                                           $     5,478
                                                                                      ===========

The following table sets forth Milton Federal's deposit account balance activity for the periods indicated:

                                                                                  Year Ended September 30,
                                                                                  ------------------------
                                                                           1999             1998            1997
                                                                           ----             ----            ----
                                                                                       (In thousands)
Beginning balance                                                     $    154,647    $    142,832     $    128,554
Deposits                                                                   249,290         206,263          180,052
Withdrawals                                                               (242,528)       (200,871)        (171,487)
                                                                      ------------    ------------     ------------
Net increases (decreases) before interest credited                           6,762           5,392            8,565
Interest credited                                                            7,062           6,423            5,713
                                                                      ------------    ------------     ------------

Ending balance                                                        $    168,471    $    154,647     $    142,832
                                                                      ============    ============     ============

     Net increase                                                     $     13,824    $     11,815     $     14,278

     Percent increase                                                        8.94%            8.27%          11.11%


BORROWINGS. The FHLB System functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. See "REGULATION - Federal Home Loan Banks." As a member in good standing of the FHLB of Cincinnati, Milton Federal is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender Test (the "QTL Test"). See "REGULATION - OTS Regulations -- Qualified Thrift Lender Test." If an association meets the QTL Test, it will be eligible for 100% of the advances it would otherwise be eligible to receive. If an association does not meet the QTL Test, it will be eligible for such advances only to the extent it holds specified QTL Test assets. At September 30, 1999, Milton Federal complied with the QTL Test. As of September 30, 1999, 1998 and 1997, Milton Federal had borrowed $61.5 million, $52.4 million and $39.6 million. In addition to providing funding for loan growth, borrowed funds have also been invested in mortgage-backed securities to leverage a portion of Milton Federal's excess capital.

The following table sets forth certain information regarding FHLB advances for the periods indicated:

                                                                             Year ended September 30,
                                                                             ------------------------
                                                                     1999              1998               1997
                                                                     ----              ----               ----
                                                                              (Dollars in thousands)
Maximum amount of FHLB advances
  outstanding at any month end during year                    $        61,524     $       55,251    $        39,570

Average amount of FHLB advances outstanding
  during year                                                          55,376             48,744             24,179

Weighted average interest rate of FHLB advances
  outstanding during year                                               5.43%              5.69%             5.79%

Amount of FHLB advances outstanding at
  end of year                                                 $        61,483     $       52,430    $        39,570

Weighted average interest rate of FHLB advances
  outstanding at end of year                                            5.50%              5.47%             5.76%

YIELDS EARNED AND RATES PAID

See "Management's Discussion and Analysis of Financial Condition and Resources of Operations" for an analysis of yields earned and rates paid on the Corporation's interest-earning assets and interest-bearing liabilities and the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have afforded the Corporation's interest income and expense.


COMPETITION

Milton Federal competes for deposits with other savings associations, commercial banks and credit unions and with the issuers of commercial paper and other securities, such as shares in money market mutual funds. The primary factors in competing for deposits are interest rates and convenience of office location. In making loans, Milton Federal competes with other savings associations, commercial banks, consumer finance companies, credit unions, leasing companies, mortgage companies and other lenders. Milton Federal competes for loan originations primarily through the interest rates and loan fees offered and through the efficiency and quality of services provided. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors that are not readily predictable.

On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was enacted into law. The GLB Act makes sweeping changes in the financial services in which various types of financial institutions may engage. The Glass-Steagall Act, which had generally prevented banks from affiliating with securities and insurance firms, was repealed. A new "financial holding company," which owns only well capitalized and well managed depository institutions, will be permitted to engage in a variety of financial activities, including insurance and securities underwriting and agency activities.

The GLB Act permits unitary savings and loan holding companies in existence on May 4, 1999, including MFFC, to continue to engage in all activities that they were permitted to engage in prior to the enactment of the Act. Such activities are essentially unlimited, provided that the thrift subsidiary remains a qualified thrift lender. Any thrift holding company formed after May 4, 1999 will be subject to the same restrictions as a multiple thrift holding company. In addition, a unitary thrift holding company in existence at May 4, 1999 may be sold only to a financial holding company engaged in activities permissible for multiple savings and loan holding companies.

The GLB Act is not expected to have a material effect on the activities in which MFFC and Milton Federal currently engage, except to the extent that competition with others types of financial institutions may increase as they engage in activities not permitted prior to enactment of the GLB Act.


SUBSIDIARIES

Milton Federal owns all of the outstanding shares of Milton Financial Service Corporation ("Milton Financial"), the only asset of which is stock of Intrieve, Inc., a data service provider. The net book value of Milton Federal's investment in Milton Financial at September 30, 1999, was $15,000.


PERSONNEL

As of September 30, 1999, Milton Federal had 49 full-time employees and 6 part-time employees. Milton Federal believes that relations with its employees are good. Milton Federal offers health, disability and life insurance benefits. None of the employees of Milton Federal are represented by a collective bargaining unit. MFFC has no full-time employees.

                                   REGULATIONS

GENERAL

As a savings bank organized under the laws of the United States, Milton Federal is subject to regulation, examination and oversight by the OTS. Because Milton Federal's deposits are insured by the FDIC, Milton Federal is also subject to regulatory oversight by the FDIC. Milton Federal must file periodic reports with the OTS concerning its activities and financial condition. Examinations are conducted periodically by the OTS to determine whether Milton Federal complies with various regulatory requirements and is operating in a safe and sound manner. Milton Federal is a member of the FHLB of Cincinnati.

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

REGULATORY CAPITAL REQUIREMENTS. Milton Federal is required by regulations to meet certain minimum capital requirements, which must be generally as stringent as the standards established for commercial banks. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which, for Milton Federal, consists solely of tangible capital) of 4.0% of adjusted total assets, except for institutions with the highest examination rating and acceptable levels of risk, and risk-based capital (which, for Milton Federal, consists of core capital and general valuation allowances) of 8% of risk-weighted assets (assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk).

The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, based on less than satisfactory examination ratings in areas other than capital or, after notice and opportunity for hearing, if the association is deemed to be in an unsafe or unsound condition or to be engaging in an unsafe or unsound practice. Each undercapitalized association must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. Milton Federal's capital at September 30, 1999 meets the standards for the highest category, a "well-capitalized" institution.

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

LIMITATIONS ON CAPITAL DISTRIBUTIONS. In addition to certain federal income tax considerations, the OTS regulations impose limitations on the payment of dividends and other capital distributions by savings associations. Under OTS regulations applicable to converted savings banks, Milton Federal is not permitted to pay a cash dividend on its common shares if its regulatory capital would, as a result of payment of such dividends, be reduced below the amount required for the Liquidation Account, or below applicable regulatory capital requirements prescribed by the OTS.

An application must be submitted and approval from the OTS must be obtained by a subsidiary of a savings and loan holding company (1) if the proposed distribution would cause total distributions for the year to exceed net income for that calendar year to date plus the savings association's retained net income for the preceding two years; (2) if the savings association will not be at least adequately capitalized following the capital distribution; (3) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS (or the FDIC), or a condition imposed on the savings association in an OTS-approved application or notice; or, (4) if the savings association has not received certain favorable examination ratings from the OTS. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice with the OTS. At September 30, 1999, Milton Federal could dividend $382,310 without approval from the OTS.

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

QUALIFIED THRIFT LENDER TEST. Savings associations are required to meet the QTL Test. Prior to September 30, 1997, the QTL Test required savings associations to maintain a specified amount of investments in assets that are designated as qualifying thrift investments ("QTI"), which are generally related to domestic residential real estate and manufactured housing and include stock issued by any FHLB, the FHLMC or the FNMA. Under this test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in 9 out of every 12 months. Congress created a second QTL

Test, effective September 30, 1997, pursuant to which a savings association may also meet the QTL Test if at least 60% of the institution's assets (on a tax basis) consist of specified assets (generally loans secured by residential real estate or deposits, educational loans, cash and certain governmental obligations). The OTS may grant exceptions to the QTL Test under certain circumstances. If a savings association fails to meet the QTL Test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL Test will not be eligible for new FHLB advances. At September 30, 1999, Milton Federal met the QTL Test.

TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors and principal shareholders and their related interests must conform to limits on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's Lending Limit Capital (200% of total capital for eligible, adequately capitalized institutions with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered to all employees of Milton Federal. In addition, no loan may be made to an executive officer, except loans for specific authorized purposes such as financing the education of the executive officer's children or financing the purchase of the executive officer's primary residence. Milton Federal complied with such restrictions at September 30, 1999.

Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA") pertaining to transactions with affiliates. An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. MFFC is an affiliate of Milton Federal. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus for any one affiliate and 20% of such capital stock and surplus for the aggregate of such transactions with all affiliates and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a nonaffiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. In addition to limits in Sections 23A and 23B, Milton Federal may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate, except for shares of a subsidiary. Exemptions from Section 23A or 23B of the FRA may be granted only by the Federal Reserve Board. Milton Federal complied with these requirements at September 30, 1999.

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

MFFC is a unitary savings and loan holding company. Under current law, there are generally no restrictions on the activities of a unitary savings and loan holding company and such companies are the only financial institution holding companies that may engage in commercial, securities and insurance activities without limitation. The broad latitude to engage in activities under current law can be restricted if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL Test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At September 30, 1999, Milton Federal met the QTL Test.

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


FEDERAL RESERVE BOARD

Effective December 1, 1999, FRB regulations require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $44.3 million (subject to an exemption of up to $5.0 million) and of 10% of net transaction accounts in excess of $44.3 million. At September 30, 1999, Milton Federal complied with the reserve requirements then in effect as well as the new requirements.


FEDERAL HOME LOAN BANKS

The FHLBs, under the regulatory oversight of the Federal Housing Financing Board, provide credit to their members in the form of advances. Milton Federal is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of that FHLB in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of Milton Federal's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. Milton Federal complies with this requirement with an investment in stock of the FHLB of Cincinnati of $3.1 million at September 30, 1999.

Upon the origination or renewal of a loan or advance, the FHLB of Cincinnati is required by law to obtain and maintain a security interest in collateral in one or more of the following categories: fully disbursed, whole first-mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured or guaranteed by the United States government or an agency thereof; deposits in any FHLB; or other real estate related collateral (up to 30% of the member association's capital) acceptable to the applicable FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral.

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



FEDERAL TAXATION

MFFC and Milton Federal are subject to the federal tax laws and regulations that apply to corporations generally. However, certain thrift institutions such as Milton Federal were, prior to the enactment of the Small Business Jobs Protection Act, which was signed into law on August 21, 1996, allowed deductions for bad debts under methods more favorable to those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge-off method of Section 166 of the Code, or the reserve method of Section 593 of the Code.

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

Section 1616(a) of the Small Business Job Protection Act repealed the Section 593 reserve method of accounting for bad debts by thrift institutions, effective for taxable years beginning after 1995. Thrift institutions that would be treated as small banks are allowed to use the "experience" method applicable to such institutions, while thrift institutions that are treated as large banks are required to use on the specific charge-off method. The "percentage of taxable income" method of accounting for bad debts is no longer available for any financial institution.

A thrift institution required to change its method of computing reserves for bad debt treated such change as a change in the method of accounting, initiated by the taxpayer, and having been made with the consent of the Secretary of the Treasury. Any adjustments under Section 481(a) of the Code required to be recaptured with respect to such change generally were determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the "applicable excess reserves" are being taken into account ratably over a six-taxable-year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that becomes a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over (ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). In the case of a thrift institution that becomes a small bank, like Milton Federal, the amount of the institution's "applicable excess reserves" generally is the excess of (i) the balances of its reserve for loan losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater balance of (a) its "pre-1988 reserves" or (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the "experience" method.

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

The balance of the "pre-1988 reserves" is subject to the provisions of Section 593(e) as modified by the Small Business Job Protection Act that requires recapture in the case of certain excessive distributions to shareholders. The "pre-1988 reserves" may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: First, out of the institution's post-1951 accumulated earnings and profits; second, out of the "pre-1988 reserves"; and, third, out of such other accounts as may be proper. To the extent a distribution by Milton Federal to MFFC is deemed paid out of its "pre-1988 reserves" under these rules, the "pre-1988 reserves" would be reduced and Milton Federal's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the "pre-1988 reserves." As of September 30, 1999, Milton Federal's "pre-1988 reserves" subject to potential recapture for tax purposes totaled approximately $3.4 million. Milton Federal believes it has approximately $5.4 million of accumulated earnings and profits for tax purposes as of September 30, 1999, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Milton Federal will have current or accumulated earnings and profits in subsequent years.

In addition to the regular income tax, MFFC and Milton Federal may be subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its "alternative minimum taxable income" computed without regard to this preference item and prior to reduction by net operating losses, is included in "alternative minimum taxable income." Net operating losses can offset no more than 90% of "alternative minimum taxable income." The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. In addition, for taxable years after 1986 and before 1997, MFFC and Milton Federal are also subject to an environmental tax equal to 0.12% of the excess of "alternative minimum taxable income" for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2.0 million.

The tax returns of Milton Federal have been audited or closed without audit through September 30, 1995. In the opinion of management, any examination of open returns would not result in a deficiency that could have a material adverse effect on the financial condition of Milton Federal.


OHIO TAXATION

MFFC is subject to the Ohio corporation franchise tax, which, as applied to MFFC, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.9% of computed Ohio taxable income in excess of $50,000 or (ii) 0.582% times taxable net worth. For tax years beginning after December 31, 1998, the tax rate is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or (ii) .400% times taxable net worth.

Certain holding companies, such as MFFC, qualify for complete exemption from the net worth tax if certain conditions are met. MFFC will most likely meet these conditions and, thus, calculate its Ohio franchise tax on the net income basis.

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


ITEM 2.  PROPERTIES

The following table sets forth certain information at September 30, 1999, regarding the properties on which the main office and the branch office of Milton Federal are located:

                                            Owned           Date                Square             Net
Location                                  or leased       acquired              footage         book value(1)
--------                                  ---------       --------              -------         -------------
25 Lowry Drive
West Milton, Ohio  45383                    Owned             1966                  7,606      $     776,092

415 West National Road
Englewood, Ohio  45322                      Owned             1972                  3,249            210,387

709 Arlington Road
Brookville, Ohio  45309                     Owned             1996                  3,750          1,166,896

280-A South Garber Road
Tipp City, Ohio  45371                      Leased            1998                    400             57,167


(1) At September 30, 1999, Milton Federal's office premises and equipment had a total net book value of $2,629,439. For additional information regarding Milton Federal's office premises and equipment, see Notes 1 and 4 to Financial Statements.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No items were brought to a vote of security holders during the fourth quarter of the Corporation's fiscal year ending September 30, 1999.


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Corporation had 2,099,995 common shares outstanding on November 30, 1999, held of record by approximately 1,004 shareholders. Price information with respect to the Corporation's common shares is quoted on The Nasdaq National Market System ("Nasdaq"). The high and low daily closing prices for the common shares of the Corporation, as quoted by Nasdaq, by quarter, are shown below.

                                              DECEMBER 31,       MARCH 31,         JUNE 30,        SEPTEMBER 30,
                                                  1998             1999              1999              1999
                                                  ----             ----              ----              ----
              High                        $        15.63     $       15.00    $      14.25     $        13.50

              Low                                  12.56             13.00           11.75              11.63


                                            DECEMBER 31,       MARCH 31,         JUNE 30,        SEPTEMBER 30,
                                                1997             1998              1998              1998
                                                ----             ----              ----              ----
              High                        $        15.94     $       17.00    $      16.44     $        15.00

              Low                                  14.50             15.13           15.00              12.31


For the fiscal year ended September 30, 1999, the Corporation paid regular quarterly dividends per common share of $.15 on November 15, 1998, $.15 on February 15, 1999, $.15 on May 15, 1999 and $.15 on August 16, 1999. For the
fiscal year ended September 30, 1998, the Corporation paid regular quarterly dividends per common share of $.15 on November 15, 1997, $.15 on February 16, 1998, $.15 on May 15, 1998 and $.15 on August 15, 1998. Income of MFFC primarily consists of interest on mortgage-backed securities and other securities and dividends that were periodically declared and paid by the Board of Directors of Milton Federal on common shares of Milton Federal held by MFFC.

In addition to certain federal income tax considerations, OTS regulations impose limitations on the payment of dividends and other capital distributions by savings associations. Under OTS regulations applicable to converted savings associations, Milton Federal is not permitted to pay a cash dividend on its common shares if its regulatory capital would, as a result of payment of such dividend, be reduced below the amount required for the Liquidation Account (the account established for the purpose of granting a limited priority claim on the assets of Milton Federal in the event of complete liquidation to those members of Milton Federal before the Conversion who maintain a savings account at Milton Federal after the Conversion), or applicable regulatory capital requirements prescribed by the OTS.

An application must be submitted and approval from the OTS must be obtained by a subsidiary of a savings and loan holding company (1) if the proposed distribution would cause total distributions for that calendar year to exceed net income for that year to date plus the savings association's retained net income for the preceding two years; (2) if the savings association will not be at least adequately capitalized following the capital distribution; (3) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS (or the FDIC), or a condition imposed on the savings association in an OTS-approved application or notice; or, (4) if the savings association has not received certain favorable examination ratings from the OTS. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice with the OTS.


ITEM 6.  SELECTED FINANCIAL DATA

The following tables set forth certain information concerning the consolidated financial condition, earnings and other data regarding the Corporation at the dates and for the periods indicated.

SELECTED FINANCIAL CONDITION                                         At September 30,
                                         --------------------------------------------------------------------------
  DATA:                                       1999          1998            1997            1996           1995
                                              ----          ----            ----            ----           ----
                                                                    (In thousands)
Total amount of:
     Assets                              $    256,677   $     235,276   $    209,958   $    180,831    $    161,680
     Cash and cash equivalents(1)               3,542           3,578          5,633          1,301           1,701
     Securities available for sale             36,669          36,912         53,362         34,009          17,110
     Securities held to maturity               12,317          14,560         15,379         14,502          25,974
     FHLB stock                                 3,132           2,814          2,013          1,182           1,099
     Loans held for sale                        2,627              --             --             --              --
     Loans, net                               192,115         171,346        127,396        116,749         100,758
     Deposits                                 168,471         154,647        142,832        128,554         117,898
     Borrowings                                61,483          52,430         39,570         17,489           5,260
     Shareholders' equity                      25,028          26,283         26,388         33,479          37,502

------------------------

(1) Includes cash and amounts due from depository institutions, interest-bearing deposits in other financial institutions and overnight deposits.

                                                                 Year ended September 30,
                                         --------------------------------------------------------------------------
SUMMARY OF EARNINGS:                          1999          1998            1997            1996           1995
                                              ----          ----            ----            ----           ----
                                                         (In thousands except per share data)

Interest and dividend income             $     17,364   $      16,219   $     13,773   $     12,665    $     11,139
Interest expense                               11,033          10,348          8,149          6,819           5,236
                                         ------------   -------------   ------------   ------------    ------------
Net interest income                             6,331           5,871          5,624          5,846           5,903
Provision for loan losses                         120             229             75            154              64
                                         ------------   -------------   ------------   ------------    ------------
Net interest income after
  provision for loan losses                     6,211           5,642          5,549          5,692           5,839
Noninterest income                                552             796            497            457             257
Noninterest expense                             4,337           4,146          3,959          4,410           3,300
                                         ------------   -------------   ------------   ------------    ------------
Income before income taxes                      2,426           2,292          2,087          1,739           2,796
Income tax expense                                823             790            709            595             947
                                         ------------   -------------   ------------   ------------    ------------
Net income                               $      1,603   $       1,502   $      1,378   $      1,144    $      1,849
                                         ============   =============   ============   ============    ============

Earnings per common share
     Basic                               $        .80   $        .72    $        .65   $        .51    $       .77
                                         ============   ============    ============   ============    ===========
     Diluted                             $        .80   $        .71    $        .65   $        .50    $       .77
                                         ============   ============    ============   ============    ===========

Dividends declared per share             $        .60   $        .60    $       3.09   $       1.43    $       .19
                                         ============   ============    ============   ============    ===========

                                                          At or for the year ended September 30,
                                                          --------------------------------------
                                              1999          1998            1997            1996           1995
                                              ----          ----            ----            ----           ----
SELECTED FINANCIAL RATIOS AND OTHER DATA:

Return on equity (2)                           6.31%         5.82%           5.08%           3.28%         5.01%
Return on assets (3)                           0.64          0.67            0.73            0.67          1.22
Interest rate spread (4)                       2.19          2.16            2.42            2.55          2.95
Net interest margin (5)                        2.61          2.68            3.08            3.50          4.01
Operating expenses to average assets (6)       1.74          1.84            2.11            2.58          2.18
Equity-to-assets ratio (7)                    10.21         11.47           14.46           20.36         24.36
Dividend payout ratio (8)                     77.39         87.24          503.34          296.89         24.66
Nonperforming assets to total assets           0.25          0.47            0.30            0.35          0.34
Nonperforming loans to total loans             0.32          0.64            0.49            0.51          0.51
Allowance for loan losses as a
  percentage of nonperforming
  loans                                      116.46         61.40           90.06           81.57         64.04
Allowance for loan losses to total loans       0.40          0.39            0.44            0.42          0.33
Net charge-offs to average loans               0.02          0.08               --             --            --
Number of full service offices                 4             4               3               2             2

------------------------

(2)      Net income divided by average total equity.
(3)      Net income divided by average total assets.
(4) Difference between average yield on interest-earning assets and average cost of interest-bearing liabilities.
(5)      Net interest income as a percentage of average interest-earning assets.
(6)      Noninterest expense divided by average total assets.
(7)      Average equity divided by average total assets.
(8)      Cash dividends declared divided by net income.


QUARTERLY FINANCIAL DATA

The following table is a summary of selected quarterly results of operations for the years ended September 30, 1999 and 1998.

                                                                          Three months ended
                                                  ------------------------------------------------------------------
                                                    December 31,     March 31,          June 30,       September 30,
SEPTEMBER 30, 1999                                      1998            1999              1999             1999
                                                        ----            ----              ----             ----
                                                                 (In thousands except per share data)
Interest and dividend income                       $     4,215       $     4,365      $     4,345       $     4,439
Interest expense                                         2,761             2,783            2,728             2,761
                                                   -----------       -----------      -----------       -----------
Net interest income                                      1,454             1,582            1,617             1,678
Provision for loan losses                                   30                30               30                30
                                                   -----------       -----------      -----------       -----------
Net interest income after
  provision for loan losses                              1,424             1,552            1,587             1,648
Noninterest income                                         157               146              125               124
Noninterest expense                                      1,108             1,120            1,022             1,087
                                                   -----------       -----------      -----------       -----------
Income before income taxes                                 473               578              690               685
Income tax expense                                         162               197              233               231
                                                   -----------       -----------      -----------       -----------
Net income                                         $       311       $       381      $       457       $       454
                                                   ===========       ===========      ===========       ===========

Earnings per share
  Basic                                            $       .15       $      .19       $       .23       $      .23
                                                   ===========       ==========       ===========       ==========
  Diluted                                          $       .15       $      .19       $       .23       $      .23
                                                   ===========       ==========       ===========       ==========

Dividends declared per share                       $       .15       $      .15       $       .15       $      .15
                                                   ===========       ==========       ===========       ==========

                                                                          Three months ended
                                                   -----------------------------------------------------------------
                                                    December 31,     March 31,          June 30,       September 30,
SEPTEMBER 30, 1998                                      1997            1998              1998             1998
                                                        ----            ----              ----             ----
                                                                 (In thousands except per share data)
Interest and dividend income                       $     3,926       $     3,979      $     4,157       $     4,157
Interest expense                                         2,470             2,520            2,657             2,701
                                                   -----------       -----------      -----------       -----------
Net interest income                                      1,456             1,459            1,500             1,456
Provision for loan losses                                   24                60              110                35
                                                   -----------       -----------      -----------       -----------
Net interest income after
  provision for loan losses                              1,432             1,399            1,390             1,421
Noninterest income                                          79               254              311               152
Noninterest expense                                      1,065             1,020            1,014             1,047
                                                   -----------       -----------      -----------       -----------
Income before income taxes                                 446               633              687               526
Income tax expense                                         155               219              238               178
                                                   -----------       -----------      -----------       -----------
Net income                                         $       291       $       414      $       449       $       348
                                                   ===========       ===========      ===========       ===========

Earnings per share
  Basic                                            $       .14       $      .20       $       .21       $      .17
                                                   ===========       ==========       ===========       ==========
  Diluted                                          $       .14       $      .20       $       .21       $      .16
                                                   ===========       ==========       ===========       ==========

Dividends declared per share                       $       .15       $      .15       $       .15       $      .15
                                                   ===========       ==========       ===========       ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discusses the Corporation's financial condition and results of operations as of and for the year ended September 30, 1999, compared to prior years. This discussion should be read in conjunction with the financial statements, footnotes and the selected financial data included herein.


FORWARD-LOOKING STATEMENTS

When used in this document, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projected," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Corporation's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Corporation's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors listed above could affect the Corporation's financial performance and could cause the Corporation's actual results for future periods to differ materially from any statements expressed with respect to future periods.

The Corporation does not undertake, and specifically disclaims any obligation, to publicly revise any forward looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ANALYSIS OF FINANCIAL CONDITION

The Corporation's assets totaled $256.7 million, at September 30, 1999, an increase of $21.4 million, or 9.1%, from $235.3 million at September 30, 1998. The growth in assets was primarily in loans. Such growth was funded by the use of overnight deposits in other financial institutions and increased deposits and borrowed funds.

Total securities, including Federal Home Loan Bank stock, decreased $2.2 million from $54.3 million at September 30, 1998, to $52.1 million at September 30, 1999. The decrease was due to sales, maturities and principal repayments of $15.8 million, partly offset by $13.8 million in purchases of securities.

Included in the security portfolio are mortgage-backed securities, which include Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA") and Federal National Mortgage Association ("FNMA") participation certificates and CMOs and REMICs. The majority of the securities are classified as available for sale to provide the Corporation with the flexibility to move funds into loans as demand warrants. The mortgage-backed securities also provide the Corporation with a constant cash flow stream from principal repayments.

Management's strategy emphasizes investment in securities guaranteed by the U.S. Government and its agencies as a means to mediate credit risk. The investment strategy also includes purchasing variable-rate mortgage-backed security products with monthly payments and interest rates that adjust annually or more frequently to mediate interest-rate risk.

The Corporation's investment policy limits investments in U.S. Treasury and government agency securities to those with terms of 10 years or less for fixed-rate investments and 30 years or less for variable-rate investments. Mortgage-backed securities guaranteed by FHLMC, GNMA or FNMA may have terms of up to 40 years. Substantially all CMOs and REMICs are collateralized with FHLMC, GNMA or FNMA securities and may have terms of up to 40 years. CMOs and REMICs must meet OTS guidelines and not be "high risk" at the time of purchase as defined by Thrift Bulletin No. 52. The Corporation has not invested in any derivative securities other than CMOs and REMICs.

Net loans increased from $171.3 million at September 30, 1998, to $192.1 million at September 30, 1999. The growth in loans was primarily in one- to four-family first-mortgage loans and nonresidential real estate loans, which increased $18.0 million and $6.1 million, respectively. Much of the growth occurred during the first six months of fiscal 1999 resulting from customers refinancing their higher rate loans from the Corporation's competitors during the lower interest rate period. As interest rates have increased since March 31, 1999, growth has slowed. Growth in real estate loans is also related to the growth in the Corporation's market area, as the Corporation has not changed its philosophy regarding pricing or underwriting standards during the period. Construction loans decreased $5.5 million as loans were converted to more permanent financing upon completion of construction. Changes in other types of loans were not significant.

Additionally, the Corporation began originating one- to four-family first-mortgage loans with the intent of selling them in the secondary market in fiscal 1999. The loans were sold as a means to manage interest rate risk by reducing the Corporation's investment in longer term, fixed rate loans. The Corporation retained the right to service the loans for a fixed spread to provide an additional source of fee income. As a result, $2.6 million in loans were held for sale at September 30, 1999. Total originations of loans classified as held for sale were $7.0 million in 1999. Prior to fiscal 1999, the Corporation had sold pools of portfolio loans from time to time to manage interest-rate risk.

Total deposits increased $13.8 million, or 8.9%, from $154.7 million at September 30, 1998, to $168.5 million at September 30, 1999. Money market accounts increased $17.2 million, or 165.0%, and had the largest increase of all types of deposits. The increase in money market accounts is a result of a new tiered pricing system which was implemented late in fiscal 1998, increased advertising for the product and the customers' desire for liquidity. Additionally, during the last quarter of fiscal 1999, the Corporation converted all of its demand accounts to noninterest-bearing accounts. The Corporation only experienced a modest decline in demand accounts as a result of this business decision.

Borrowed funds totaled $61.5 million at September 30, 1999 and $52.4 million at September 30, 1998. The increase primarily resulted from short-term advances of $9.2 million under Milton Federal's cash management line of credit. The borrowed funds were a temporary source of funding the loan growth discussed above.


COMPARISON OF RESULTS OF OPERATIONS - SEPTEMBER 30, 1999 COMPARED TO SEPTEMBER 30, 1998

NET INCOME. The operating results of the Corporation are affected by general economic conditions, monetary and fiscal policies of federal agencies and policies of agencies regulating financial institutions. The Corporation's cost of funds is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by demand for real estate loans and other types of loans which, in turn, is affected by the interest rates at which such loans are made, general economic conditions and availability of funds for lending activities.

The Corporation's net income is primarily dependent upon its net interest income (the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities). Net income is also affected by provisions for loan losses, service charges, gains on sale of assets and other income, noninterest expense and income taxes. The Corporation's net income of $1,603,000 for the year ended September 30, 1999 represented an increase of $101,000 when compared to the year ended September 30, 1998. Basic earnings per share increased $.08 per share from $.72 per share for 1998 to $.80 per share for 1999. Similarly, diluted earnings per share increased $.09 per share from $.71 per share for 1998 to $.80 for 1999.

NET INTEREST INCOME. Net interest income is the largest component of the Corporation's income and is affected by the interest rate environment and volume and composition of interest-earning assets and interest-bearing liabilities.

Net interest income totaled $6,331,000 at September 30, 1999 compared to $5,871,000 at September 30, 1998. The increase resulted from the Corporation's overall growth in assets. Additionally, the Corporation had a larger proportion of funds invested in higher yielding loans as opposed to securities. The Corporation remains liability sensitive, whereby its interest-bearing liabilities will generally reprice more quickly than its interest-earning assets. Therefore, the Corporation's net interest margin will generally increase in periods of falling interest rates in the market and will decrease in periods of rising interest rates. Accordingly, in a rising rate environment, the Corporation may need to increase rates to attract and retain deposits. Due to a negative gap position, such a rise in interest rates may not have such an immediate impact on interest-earning assets. This lag could negatively affect net interest income. See "Yields Earned and Rates Paid."

Interest and fees on loans totaled $14,179,000 for 1999 compared to $11,937,000 for 1998. The increase in interest and fees on loans was due to higher average loan balances primarily related to the origination of one- to four-family first-mortgage loans, partially offset by a decrease in the average yield earned from 7.95% to 7.64%.

Interest on securities totaled $2,961,000 for 1999 compared to $4,044,000 for 1998. The decrease was primarily due to a decrease in the average balance of securities. The Corporation's security portfolio declined during fiscal 1998 and remained relatively stable during fiscal 1999 as funding sources were used to support the loan growth.

Interest on deposits totaled $8,029,000 in 1999 compared to $7,574,000 in 1998. The increase resulted from higher average deposit balances, partially offset by a decrease in the average cost of deposits.

Interest on borrowed funds totaled $3,005,000 in 1999 compared to $2,774,000 in 1998. The increase was the result of higher average balances of borrowed funds during 1999. Beginning in the fourth quarter of fiscal 1995, the Corporation borrowed funds and invested a portion of these funds in mortgage-backed securities to leverage excess capital. From time to time, the Corporation has borrowed additional adjustable rate funds for similar purposes as well as to provide funding for loan growth. The Corporation has also borrowed fixed-rate funds to provide for long-term liquidity needs. As opportunities arise, the Corporation may make additional borrowings to fund loan demand and mortgage-backed and related security purchases.

PROVISION FOR LOAN LOSSES. The Corporation maintains an allowance for losses on loans in an amount that, in management's judgment, is adequate to absorb probable losses inherent in the loan portfolio. While management utilizes its best judgment and information available, ultimate adequacy of the allowance is dependent upon a variety of factors, including the performance of the Corporation's loan portfolio, the economy, changes in real estate values and interest rates and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level considered adequate to absorb probable losses in the loan portfolio. The amount of the provision is based on management's regular review of the loan portfolio and consideration of such factors as historical loss experience, general prevailing economic conditions, changes in size and composition of the loan portfolio and specific borrower considerations, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral.

Other than $115,000 in charge-offs during fiscal 1998, the Corporation has not experienced any significant charge-offs for the past several years. The majority of the $115,000 in net charge-offs was related to a single loan relationship for which the Corporation maintained a specific valuation allowance. The Corporation's low historical charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a down payment of 20% of the lower of the sales price or appraised value of one-to four-family residential real estate loans, established income information and defined ratios of debt to income. Loans secured by real estate make up 96.4% of the Corporation's loan portfolio and loans secured by first mortgages on one- to four-family residential real estate constituted 79.4% of total loans at September 30, 1999. Notwithstanding the historically low level of charge-offs, management believes it is prudent to continue increasing the allowance for losses as total loans increase. Accordingly, management anticipates it will continue its provisions to the allowance for loan losses at current levels for the near future, providing the volume of nonperforming loans remains insignificant. The provision for loan losses totaled $120,000 and $229,000 in 1999 and 1998. The primary reason for the decrease in the provision for loan losses relates to the $115,000 charge-off that occurred during fiscal 1998.

NONINTEREST INCOME. Noninterest income totaled $552,000 in 1999 compared to $796,000 in 1998. The decrease was primarily the result of gains realized on sales of loans and securities during fiscal 1998. This decrease was partly offset by an increase in service charges and other fees in 1999. The securities and loan sales were made for interest-rate-risk strategy purposes. The increase in service charges and other fees was the result of a change in pricing for overdraft, stop payment and ATM surcharge fees as well as the overall growth in the Corporation's customer deposit base.

NONINTEREST EXPENSE. Noninterest expense totaled $4,337,000 in 1999 compared to $4,146,000 in 1998. The Corporation experienced modest increases in most of the components of noninterest expense. The increase in occupancy expense and data processing services resulted from the expanded account base and services associated with the growth experienced in the two offices opened over the past twenty-four months. The increase in other expenses related to legal and consulting services.

INCOME TAX EXPENSE. The volatility of income tax expense is primarily attributable to the change in income before income taxes. Income tax expense totaled $823,000 in 1999 and $790,000 in 1998 resulting in effective tax rates of 33.9% and 34.5%. See Note 7 of the Notes to Consolidated Financial Statements.


COMPARISON OF RESULTS OF OPERATIONS SEPTEMBER 30, 1998 COMPARED TO SEPTEMBER 30, 1997

NET INCOME. The Corporation's net income of $1,502,000 for 1998 represented a $124,000 increase from the $1,378,000 in net income for 1997. Basic earnings per share increased by $.07 per share from $.65 per share for 1997 to $.72 per share for 1998. Also, diluted earnings per share increased by $.06 per share from $.65 per share for 1997 to $.71 per share for 1998. The increase in earnings was primarily due to increases in net interest income and noninterest income partly offset by increases in the provision for loan losses and noninterest expense.

NET INTEREST INCOME. The net interest income of the Corporation increased by $247,000 for 1998 compared to 1997. The increase in net interest income resulted from the Corporation's growth in assets. Additionally, the Corporation had a larger proportion of funds invested in higher-yielding loans as opposed to securities and interest-bearing deposits in other financial institutions. The increase in net interest income was mitigated by a higher cost of funds. The cost of funds increased due to an increase in the average level of borrowings and certificates of deposit. Management has employed strategies such as large, special dividends and common stock repurchase programs to reduce the excess capital position of the Corporation in an effort to improve its return on equity. As a result, deposits and borrowed funds have increased in order to continue funding the Corporation's growth. See "Yields Earned and Rates Paid."

Interest and fees on loans totaled $11,937,000 for 1998 compared to $9,579,000 for 1997. The increase in interest and fees on loans was due to a higher average loan balance, despite selling a pool of portfolio loans in 1998, partially offset by a decrease in the average yield earned to 7.95% in 1998 from 8.17% in 1997.

Interest on securities totaled $4,044,000 for 1998 compared to $4,034,000 for 1997. The increase was due to an increase in the average balance of securities over the comparable period, partially offset by a decrease in the average yield on securities. The decrease in the yield is the result of most mortgage-backed securities repricing to lower yield levels due to declining market rates. Despite the negative effects in a declining interest rate environment, the variable rate feature of these securities helps mitigate the Corporation's exposure to upward interest rate movements due to its primarily fixed-rate loan portfolio.

Interest paid on deposits totaled $7,574,000 in 1998 compared to $6,749,000 in 1997. The increase resulted from a higher average deposit balance over the comparable period combined with an overall increase in the average cost of deposits to 5.09% in 1998 from 5.00% in 1997. The increase in the average cost of deposits was a result of a larger percentage of average deposits being in high-yielding certificates of deposit as well as an increase in the yield on money market accounts from 2.94% in 1997 to 3.56% in 1998.

Interest on borrowed funds totaled $2,774,000 in 1998 compared to $1,400,000 in 1997. The increase is the result of a higher average balance of borrowed funds over the comparable period. The Corporation uses the borrowings to provide for loan growth and long term liquidity needs. Additionally, a portion of the funds is invested in mortgage-backed securities to leverage excess capital. The Corporation may make additional borrowings, as needed, to fund loan demand and mortgage-backed securities purchases.

PROVISION FOR LOAN LOSSES. Other than $115,000 in charge-offs during 1998, the Corporation has not experienced any significant charge-offs for the past several years. The majority of the $115,000 in net charge-offs was related to a single loan relationship for which the Corporation maintained a specific valuation allowance. The provision for loan losses totaled $229,000 and $75,000 in 1998 and 1997. The increase in the provision in 1998 was primarily the result of the growth in loans and to replenish the allowance for losses on loans after the charge-off discussed above.

NONINTEREST INCOME. Noninterest income totaled $796,000 in 1998 compared to $498,000 in 1997. The increase in 1998 over 1997 was due to increases in service charges and other fees and increased gains on the sales of loans and available-for-sale securities. The increase in service charges and other fees has been due to growth in the Corporation's customer deposit base as well as increases in various fees charged. The loan sales were primarily made for interest-rate risk strategy purposes while the securities sales were made for similar reasons as well as to provide funding for loan growth. Other changes in noninterest income were insignificant.

NONINTEREST EXPENSE. Noninterest expense totaled $4,146,000 in 1998 compared to $3,959,000 in 1997. Occupancy expense, salaries and employee benefits make up the majority of the increase over the comparable period. Occupancy expense increased as a result of the new branch office in Brookville, Ohio, which opened during the latter part of fiscal 1997. Salaries and employee benefits increased due to annual merit increases, additional personnel to staff the new Brookville office and increased compensation expense related to the ESOP. Other changes in noninterest expense were not significant.

INCOME TAX EXPENSE. The volatility of income tax expense is primarily attributable to the change in income before income taxes. See Note 7 of the Notes to Consolidated Financial Statements. Income tax expense totaled $790,000 in 1998 and $709,000 in 1997 resulting in effective tax rates of 34.5% and 34.0%.

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

                                                                       Year ended September 30,
                                   -----------------------------------------------------------------------------------------------
                                             1999                              1998                                  1997
                                   -----------------------------------------------------------------------------------------------
                                      Average       Interest           Average      Interest           Average       Interest
                                   outstanding    earned/Yield/      outstanding  earned/Yield/      outstanding   earned/Yield/
                                      balance    paid      rate%       balance    paid     rate%       balance     paid    rate%
                                      -------    -----     -----       -------    ----     -----       -------     ----    -----
                                                      (Dollars in thousands)
Interest-earning assets:
   Interest-bearing deposits in
     other financial institutions    $    931    $    17     1.83%    $  1,166    $    58     4.97%    $  1,516    $    59    3.89%
   Securities available for sale
     (1)                               39,327      2,176     5.55       47,722      2,924     6.13       46,975      3,056    6.51
   Securities held to maturity         13,356        784     5.87       17,577      1,120     6.37       15,478        977    6.31
   Loans (2)                          185,627     14,180     7.64      150,186     11,937     7.95      117,194      9,579    8.17
   Federal Home Loan Bank stock         2,925        207     7.08        2,481        180     7.26        1,428        102    7.14
                                     --------    -------              --------    -------              --------    -------
     Total interest-earning assets    242,166     17,364     7.17      219,132     16,219     7.40      182,591     13,773    7.54

Noninterest-earning assets:             6,461                            5,924                            5,205
                                     --------                         --------                         --------

     Total assets                    $248,627                         $225,056                         $187,796
                                     ========                         ========                         ========
Interest-bearing liabilities:
   Demand accounts                   $ 12,069        148     1.23%    $ 10,467        179     1.71%       9,101        166    1.82%
   Money market accounts               19,192        865     4.51        7,593        270     3.56        6,909        203    2.94
   Passbook savings accounts           15,966        401     2.51       16,529        420     2.54       16,804        419    2.49
   Certificates of deposit            118,795      6,614     5.57      114,326      6,705     5.86      102,270      5,961    5.83
                                     --------    -------     ----     --------    -------     ----     --------    -------    ----
     Total deposits                   166,022      8,028     4.84      148,915      7,574     5.09      135,084      6,749    5.00

   Borrowings                          55,376      3,005     5.43       48,744      2,774     5.69       24,179      1,400    5.79
                                     --------    -------              --------    -------              --------    -------
     Total interest-bearing
       liabilities                    221,398     11,033     4.98      197,659     10,348     5.24      159,263      8,149    5.12
                                                 -------                          -------                          -------
   Noninterest-bearing liabilities      1,843                            1,584                            1,386
                                     --------                         --------                         --------

     Total liabilities                223,241                          199,243                          160,649

   Shareholders' equity                25,386                           25,813                           27,147
                                     --------                         --------                         --------
     Total liabilities and
       shareholders' equity          $248,627                         $225,056                         $187,796
                                     ========                         ========                         ========
Net interest income;
  interest rate spread                           $ 6,331     2.19%                $ 5,871     2.16%                $ 5,624    2.42%
                                                 =======     ====                 =======     ====                 =======    ====
Net interest margin (3)                                      2.62%                            2.68%                           3.08%
                                                             ====                             ====                            ====
Average interest-earning assets to
  average interest-bearing
  liabilities                          109.33%                          110.87%                          114.74%
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

                                                                        Year ended September 30,
                                                  -----------------------------------------------------------------
                                                            1999 vs. 1998                     1998 vs. 1997
                                                  -----------------------------      ------------------------------
                                                          Increase                         Increase
                                                         (decrease)                       (decrease)
                                                           due to                           due to
                                                    ------------------                ----------------
                                                     Volume      Rate       Total      Volume     Rate       Total
                                                     ------      ----       -----      ------     ----       -----
                                                                           (In thousands)
Interest income attributable to:
     Interest-bearing deposits in
       other financial institutions                $     (10)  $    (31)  $     (41)  $   (15)  $     14    $    (1)
     Securities available for sale                      (490)      (258)       (748)       44       (176)      (132)
     Securities held to maturity                        (253)       (83)       (336)      132         11        143
     Loans                                             2,723       (480)      2,243     2,629       (271)     2,358
     Federal Home Loan Bank stock                         32         (5)         27        76          2         78
                                                   ---------   --------   ---------   -------   --------    -------

         Total interest income                         2,002       (857)      1,145     2,866       (420)     2,446
                                                   ---------   --------   ---------   -------   --------    -------

Interest expense attributable to:

     NOW accounts                                         25        (56)        (31)       24        (11)        13
     Money market accounts                               506         89         595        21         46         67
     Passbook savings accounts                           (14)        (5)        (19)       (7)         8          1
     Certificates of deposit                             256       (347)        (91)      707         37        744
     Borrowings                                          364       (133)        231     1,398        (24)     1,374
                                                   ---------   --------   ---------   -------   --------    -------

         Total interest expense                        1,137       (452)        685     2,143         56      2,199
                                                   ---------   --------   ---------   -------   --------    -------

Increase (decrease) in net
  interest income                                  $     865   $   (405)  $     460   $   723   $   (476)   $   247
                                                   =========   ========   =========   =======   ========    =======

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash equivalents, is a result of operating, investing and financing activities. These activities are summarized below for the years ended September 30, 1999, 1998 and 1997.

                                                                                 Year Ended September 30,
                                                                        1999              1998             1997
                                                                        ----              ----             ----
                                                                                      (In thousands)

Net income                                                         $       1,603     $      1,502      $      1,378
Adjustments to reconcile net income to net cash from
  operating activities                                                    (2,663)             961              (323)
                                                                   -------------     ------------      ------------

Net cash from operating activities                                        (1,060)           2,463             1,055
Net cash from investing activities                                       (18,993)         (26,921)          (24,074)
Net cash from financing activities                                        20,017           22,403            27,351
                                                                   -------------     ------------      ------------

Net change in cash and cash equivalents                                      (36)          (2,055)            4,332
Cash and cash equivalents at beginning of period                           3,578            5,633             1,301
                                                                   -------------     ------------      ------------
Cash and cash equivalents at end of period                               $ 3,542          $ 3,578           $ 5,633
                                                                   =============     ============      ============

The Corporation's principal sources of funds are deposits, loan and securities repayments, securities available for sale and other funds provided by operations. The Corporation also has the ability to borrow additional funds from the FHLB of Cincinnati. While scheduled loan repayments and maturing securities are relatively predictable, deposit flows and early loan and mortgage-backed security repayments are more influenced by interest rates, general economic conditions and competition. The Corporation maintains investments in liquid assets based upon management's assessment of (1) the need for funds, (2) expected deposit flows, (3) the yields available on short term liquid assets and
(4) the objectives of the asset/liability management program.

OTS regulations presently require the Corporation to maintain an average daily balance of investments in U. S. Treasury, federal agency obligations and other investments having maturities of five years or less in an amount equal to 4% of the sum of the Corporation's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds on which the Corporation may rely, if necessary, to fund deposit withdrawals or other short term funding needs. At September 30, 1999, the Corporation's regulatory liquidity ratio was 29.7%. At such date, the Corporation had commitments to originate fixed rate loans totaling $1,437,000 and variable rate loans totaling $223,000. The Corporation had no commitments to purchase or sell loans. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short and long-term needs. See Note 9 of the Notes to Consolidated Financial Statements.

Milton Federal is required by regulations to meet certain minimum capital requirements, which must be generally as stringent as the standards established for commercial banks. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which, for Milton Federal, consists solely of tangible capital) of 4.0% of adjusted total assets, except for institutions with the highest examination rating and acceptable levels of risk, and risk-based capital (which, for Milton Federal, consists of core capital and general valuation allowances) of 8% of risk-weighted assets (assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk).

The following table summarizes Milton Federal's regulatory capital requirements and actual capital at September 30, 1999.

                                                                                  Excess of Actual
                                                                                Capital Over Current
                              Actual capital          Current requirement            Requirement         Applicable
                           Amount      Percent      Amount        Percent        Amount     Percent      Asset Total
                           ------      -------      ------        -------        ------     -------      -----------
                                                        (Dollars in thousands)
Tangible Capital         $   22,806      8.9%      $   3,849      1.5%          $  18,957     7.4%      $   256,589
Core Capital                 22,806      8.9          10,264      4.0              12,542     4.9           256,589
Risk-based Capital           23,538     17.7          10,643      8.0              12,895     9.7           133,041

In April 1999, the Board of Directors of the Corporation authorized the purchase of up to 5% of the Corporation's outstanding common shares over a twelve-month period. At September 30, 1999, 25,000 shares have been repurchased. The remaining 81,249 shares may be purchased in the over-the-counter market. The number of shares to be purchased and the price paid depends on the availability of shares, the prevailing market prices and any other considerations which may, in the opinion of the Corporation's Board of Directors or management, affect the advisability of purchasing shares.

YEAR 2000 ISSUE

Milton Federal's lending and deposit activities are almost entirely dependent on computer systems which process and record transactions, although Milton Federal can effectively operate with manual systems for brief periods when its electronic systems malfunction or cannot be accessed. Milton Federal uses the services of a nationally recognized data processing service bureau specializing in data processing for financial institutions. In addition to its basic operating activities, Milton Federal's facilities and infrastructure, such as security systems and communications equipment, are dependent, to varying degrees, upon computer systems.

Milton Federal has placed great emphasis on making sure its systems are ready for the Year 2000 ("Y2K"). In order to address any potential problems that could occur, in early 1997 Milton Federal formed a Year 2000 Compliance Committee and began evaluating the status of all its technological systems which includes its state of readiness in addressing the Y2K issue. After the analysis was completed, a Technology Plan was developed and implementation of the plan started in mid-1997.

In the Technology Plan, four major issues were addressed. The first was to identify the potential problems and what could or would be affected by the handling of this date and any subsequent dates. Second, was to develop corrective action plans along with time lines for completion of each corrective action that needed to take place. Third, was to complete the modifications required. The last step performed was testing of all technology systems for compliance and accuracy.

Milton Federal made many changes over the last year testing, upgrading and replacing hardware and software systems. The most critical aspect of the Y2K issue for Milton Federal is to ensure that the data processing provider for all of its customers with savings, checking and loan accounts is compliant. Milton Federal has completed numerous renovations, implemented updated systems and upgraded systems as needed. Milton Federal has completed numerous renovations, implemented updated systems and upgraded systems as needed. Milton Federal has incurred costs of approximately $55,000 to make its systems Y2K compliant. Testing was performed on all internal hardware and software systems. Milton Federal completed three proxy tests with its main data service provider. The final test occurred in October 1999. All Year 2000 related problems noted from testing have been corrected.

As a contingency plan, Milton Federal has determined that, if such providers were to have their systems fail, Milton Federal would implement manual systems until such systems could be re-established. Milton Federal does not anticipate that such short-term manual systems would have a material adverse affect on Milton Federal's operations.

Management is confident that its internal systems will not be significantly affected by Y2K. Management does anticipate that some problems may occur with customers' systems and with their suppliers and customers. This could create slower collection of receivables by Milton Federal's customers and result in an increase in demand for line-of-credit loans or a decrease in checking and savings account balances for Milton Federal. Milton Federal plans to maintain higher than average levels of liquidity in the second half of 1999 and into the Year 2000 to offset that risk. Milton Federal does not expect any significant or prolonged Year 2000 difficulties will affect net earnings or cash flow.

IMPACT OF NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" - SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS 133 does not allow hedging of a security which is classified as held to maturity, accordingly, upon adoption of SFAS 133, companies may reclassify any security from held to maturity to available for sale if they wish to be able to hedge the security in the future. SFAS 133 as amended by SFAS 137 is effective for fiscal years beginning after June 15, 2000 with early adoption encouraged for any fiscal quarter beginning July 1, 1998 or later, with no retroactive application. Management does not expect the adoption SFAS 133 to have a significant impact on the Corporation's financial statements.

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

REGULATORY MATTERS

On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was enacted into law. The GLB Act makes sweeping changes in the financial services in which various types of financial institutions may engage. The Glass-Steagall Act, which had generally prevented banks from affiliating with securities and insurance firms, was repealed. A new "financial holding company," which owns only well capitalized and well managed depository institutions, will be permitted to engage in a variety of financial activities, including insurance and securities underwriting and agency activities.

The GLB Act permits unitary savings and loan holding companies in existence on May 4, 1999, including MFFC, to continue to engage in all activities that they were permitted to engage in prior to the enactment of the Act. Such activities are essentially unlimited, provided that the thrift subsidiary remains a qualified thrift lender. Any thrift holding company formed after May 4, 1999 will be subject to the same restrictions as a multiple thrift holding company. In addition, a unitary thrift holding company in existence at May 4, 1999 may be sold only to a financial holding company engaged in activities permissible for multiple savings and loan holding companies.

The GLB Act is not expected to have a material effect on the activities in which MFFC and Milton Federal currently engage, except to the extent that competition with others types of financial institutions may increase as they engage in activities not permitted prior to enactment of the GLB Act.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET AND LIABILITY MANAGEMENT AND MARKET RISK

Milton Federal's primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. Interest rate risk is the risk that Milton Federal's financial condition will be adversely affected due to movements in interest rates. The income of financial institutions is primarily derived from the excess of interest earned on interest-earning assets over the interest paid on interest-bearing liabilities. Accordingly, Milton Federal places great importance on monitoring and controlling interest rate risk.

As part of its effort to monitor and manage interest rate risk, Milton Federal uses the "net portfolio value" ("NPV") methodology adopted by the OTS as part of its capital regulations. Although Milton Federal is not currently subject to NPV regulation because such regulation does not apply to institutions with less than $300 million in assets and risk-based capital in excess of 12%, application of NPV methodology may illustrate Milton Federal's interest rate risk.

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

As of September 30, 1999, 2% of the present value of Milton Federal's assets was approximately $5,152,000. Because the interest rate risk of a 200 basis point increase in market interest rates (which was greater than the interest rate risk of a 200 basis point decrease) was $12,607,000 at September 30, 1999, Milton Federal would have been required to deduct approximately $3,728,000 (50% of the approximate $7,455,000 difference) from its capital in determining whether Milton Federal met its risk-based capital requirement. Regardless of such reduction, however, Milton Federal's risk-based capital at September 30, 1999, would still have exceeded the regulatory requirement by approximately $9,167,000.

Presented below, as of September 30, 1999 and 1998, is an analysis of Milton Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates. The table also contains policy limits set by the Board of Directors of Milton Federal as the maximum change in NPV that the Board of Directors deems advisable in the event of various changes in interest rates. Such limits are established with consideration of the dollar impact of various rate changes and Milton Federal's strong capital position.

As illustrated in the table, NPV is more sensitive to rising rates than declining rates. Such difference in sensitivity occurs principally because, as rates rise, borrowers do not prepay fixed rate loans as quickly as they do when interest rates are declining. Thus, in a rising interest rate environment, because Milton Federal has predominantly fixed rate loans in its loan portfolio, the amount of interest Milton Federal would receive on its loans would increase relatively slowly as loans are slowly prepaid and new loans at higher rates are made. Moreover, the interest Milton Federal would pay on its deposits would increase rapidly because Milton Federal's deposits generally have shorter periods to repricing. Assumptions used in calculating the amounts in this table are OTS assumptions.

                                                       September 30, 1999               September 30, 1998
                                     Board          ---------------------------      ----------------------------
    Change in Interest Rate      limit + or -         $ change        % change        $ change          % change
        (Basis Points)             % change            in NPV          in NPV          in NPV            in NPV
        --------------             --------            ------          ------          ------            ------
                                               (Dollars in thousands)
            +300                      40%          $   (19,379)         (79)%       $   (13,003)         (53)%
            +200                      30               (12,607)         (51)             (7,777)         (31)
            +100                      15                (6,005)         (24)             (3,220)         (13)
               0                       0                     0            0                   0            0
            -100                      15                 4,564           19               1,581            6
            -200                      20                 7,590           31               2,841           11
            -300                      25                10,135           41               4,369           18

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

At September 30, 1999, Milton Federal exceeded the Board limit percentage change for all interest rate shifts. At September 30, 1998, Milton Federal exceeded the Board limit percentage change for an increase in interest rates of 200 and 300 basis points. As part of management's overall strategy to manage interest rate risk, the mortgage-backed security portfolio was structured so that substantially all of the mortgage-backed securities reprice on at least an annual basis. In addition, management has increased the emphasis of originating consumer and commercial lending although such loans still remain a small percentage of the overall loan portfolio. Consumer loans typically have a significantly shorter weighted average maturity and offer less exposure to interest rate risk while commercial loans primarily carry variable interest rates which are tied to a market index. In addition, management is continuing to originate variable rate mortgage loans as an additional tool to manage interest rate risk. Variable rate loans increased from $26.2 million at September 30, 1998 to $41.5 million at September 30, 1999. Additionally, during 1999 and 1998, Milton Federal sold pools of fixed rate mortgage loans and invested the funds in shorter term fixed rate loans, variable rate loans and adjustable rate mortgage-backed securities which have less exposure to interest rate risk. Despite the strategies employed by management, Milton Federal was more interest rate sensitive at September 30, 1999 than September 30, 1998.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Milton Federal Financial Corporation
West Milton, Ohio

We have audited the accompanying consolidated balance sheets of Milton Federal Financial Corporation as of September 30, 1999 and 1998, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Milton Federal Financial Corporation as of September 30, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles.

                                       Crowe, Chizek and Company LLP

Columbus, Ohio
October 15, 1999

                      MILTON FEDERAL FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 1999 and 1998

                                                                             1999                  1998
                                                                             ----                  ----
ASSETS
     Cash and amounts due from depository institutions                  $   3,138,920         $   1,049,982
     Interest-bearing deposits in other financial institutions                403,342               327,941
     Overnight deposits in other financial institutions                            --             2,200,000
                                                                        -------------         -------------
         Total cash and cash equivalents                                    3,542,262             3,577,923
     Securities available for sale                                         36,668,997            36,912,196
     Securities held to maturity (Estimated fair value
       of $12,199,160 in 1999 and $14,528,202 in 1998)                     12,317,173            14,559,907
     Federal Home Loan Bank stock                                           3,131,700             2,814,200
     Loans held for sale                                                    2,626,923                    --
     Loans, net                                                           192,115,024           171,346,497
     Premises and equipment, net                                            2,629,439             2,739,778
     Cash surrender value of life insurance                                 1,661,644             1,593,383
     Accrued interest receivable                                            1,335,349             1,225,037
     Real estate owned                                                        201,015                    --
     Other assets                                                             447,108               506,702
                                                                        -------------         -------------
         Total assets                                                   $ 256,676,634         $ 235,275,623
                                                                        =============         =============
LIABILITIES
     Deposits
         Noninterest-bearing demand                                     $  10,552,744         $   1,922,658
         Interest-bearing demand                                                   --             8,806,042
         Money market                                                      27,670,839            10,441,306
         Passbook savings                                                  15,763,490            16,618,056
         Certificates of deposit                                          114,484,210           116,859,080
                                                                        -------------         -------------
              Total deposits                                              168,471,283           154,647,142
     Borrowed funds                                                        61,483,463            52,430,023
     Advance payments by borrowers for taxes and insurance                    551,027               258,357
     Accrued interest payable                                                 352,075               284,706
     Other liabilities                                                        790,896             1,372,169
                                                                        -------------         -------------
         Total liabilities                                                231,648,744           208,992,397
SHAREHOLDERS' EQUITY
     Preferred stock, no par value, 1,000,000 shares authorized,
       none outstanding                                                            --                    --
     Common stock, no par value, 9,000,000 shares authorized,
       2,578,875 shares issued                                                     --                    --
     Additional paid-in capital                                            25,231,035            25,143,563
     Retained earnings                                                      8,529,714             8,167,236
     Treasury stock, at cost, 478,880 shares in 1999
       and 342,039 shares in 1998                                          (7,017,271)           (5,104,494)
     Unearned employee stock ownership plan shares                           (969,101)           (1,199,087)
     Unearned recognition and retention plan shares                          (638,715)             (839,194)
     Accumulated other comprehensive income                                  (107,772)              115,202
                                                                        -------------         -------------
         Total shareholders' equity                                        25,027,890            26,283,226
                                                                        -------------         -------------
              Total liabilities and shareholders' equity                $ 256,676,634         $ 235,275,623
                                                                        =============         =============

          See accompanying notes to consolidated financial statements.

                      MILTON FEDERAL FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended September 30, 1999, 1998 and 1997

                                                      1999           1998           1997
                                                      ----           ----           ----
INTEREST AND DIVIDEND INCOME
     Loans, including fees                        $14,179,426    $11,937,278    $ 9,578,767
     Securities                                     2,960,529      4,043,965      4,033,602
     Dividends on Federal Home Loan Bank stock        206,578        179,692        101,880
     Other                                             17,042         57,703         58,696
                                                  -----------    -----------    -----------
                                                   17,363,575     16,218,638     13,772,945

INTEREST EXPENSE
     Deposits                                       8,028,545      7,574,249      6,749,161
     Borrowed funds                                 3,004,548      2,773,629      1,399,995
                                                  -----------    -----------    -----------
                                                   11,033,093     10,347,878      8,149,156
                                                  -----------    -----------    -----------

NET INTEREST INCOME                                 6,330,482      5,870,760      5,623,789

Provision for loan losses                             120,000        229,000         75,000
                                                  -----------    -----------    -----------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                         6,210,482      5,641,760      5,548,789

NONINTEREST INCOME
     Service charges and other fees                   304,163        215,542        147,232
     Gain on sale of securities                        46,672        247,996        115,072
     Gain on sale of loans                             73,913        207,662        118,281
     Other income                                     127,404        125,110        117,209
                                                  -----------    -----------    -----------
                                                      552,152        796,310        497,794

NONINTEREST EXPENSE
     Salaries and employee benefits                 2,460,241      2,419,868      2,295,007
     Occupancy expense                                437,075        387,626        289,902
     Data processing services                         265,712        220,504        179,096
     State franchise taxes                            327,854        350,175        371,575
     Federal deposit insurance premiums                94,651         89,547        121,044
     Advertising                                       63,335         67,782         57,541
     Other expenses                                   687,706        610,071        644,980
                                                  -----------    -----------    -----------
                                                    4,336,574      4,145,573      3,959,145
                                                  -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                          2,426,060      2,292,497      2,087,438

Income tax expense                                    823,000        790,000        709,000
                                                  -----------    -----------    -----------

NET INCOME                                        $ 1,603,060    $ 1,502,497    $ 1,378,438
                                                  ===========    ===========    ===========

Earnings per common share - Basic                 $       .80    $       .72    $       .65
                                                  ===========    ===========    ===========
Earnings per common share - Diluted               $       .80    $       .71    $       .65
                                                  ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                      MILTON FEDERAL FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  Years ended September 30, 1999, 1998 and 1997

                                                        1999            1998            1997
                                                        ----            ----            ----
NET INCOME                                          $ 1,603,060     $ 1,502,497     $ 1,378,438

Other comprehensive income
     Unrealized holding gains (losses) on
       available for sale securities
       arising during the period                       (291,164)        507,442         165,765
     Reclassification adjustment for (gains)
       losses realized on securities
       sales included in net income                     (46,672)       (247,996)       (115,072)
                                                    -----------     -----------     -----------
Net unrealized gain (loss)                             (337,836)        259,446          50,693
     Tax effect                                         114,862         (88,211)        (17,234)
                                                    -----------     -----------     -----------
         Total other comprehensive income (loss)       (222,974)        171,235          33,459
                                                    -----------     -----------     -----------

COMPREHENSIVE INCOME                                $ 1,380,086     $ 1,673,732     $ 1,411,897
                                                    ===========     ===========     ===========

          See accompanying notes to consolidated financial statements.

                      MILTON FEDERAL FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years ended September 30, 1999, 1998 and 1997

                                                                                        Unearned      Accumulated
                                        Additional                                      Employee          Other
                                          Paid-In       Retained        Treasury        Benefit       Comprehensive
                                          Capital       Earnings         Stock        Plan Shares       Income           Total
                                          -------       --------         -----        -----------        ------          -----
Balance, October 1, 1996              $24,951,691     $13,535,280     $(1,997,640)     $(2,920,436)     $(89,492)     $33,479,403

Net income for the year
  ended September 30, 1997                              1,378,438                                                       1,378,438

Cash dividends -
  $3.09 per share                                      (6,938,183)                                                     (6,938,183)

Commitment to release
  19,124 employee stock
  ownership plan shares                    62,719                                          206,310                        269,029

14,957 shares earned under
  recognition and retention
  plan                                                                                     215,382                        215,382

Tax benefit realized on
  vesting of recognition and
  retention plan shares                     3,009                                                                           3,009

Purchase 145,096 shares
  of treasury stock, at cost                                           (2,052,667)                                     (2,052,667)

Change in net unrealized gain
  (loss) on securities available
  for sale, net of tax                                                                                    33,459           33,459
                                      -----------     -----------     -----------      -----------      --------      -----------
Balance, September 30, 1997            25,017,419       7,975,535      (4,050,307)      (2,498,744)      (56,033)      26,387,870

Net income for the year
  ended September 30, 1998                              1,502,497                                                       1,502,497

Cash dividends -
  $.60 per share                                       (1,310,796)                                                     (1,310,796)

Commitment to release
  20,931 employee stock
  ownership plan shares                    94,333                                          245,082                        339,415

14,957 shares earned under
  recognition and retention
  plan                                                                                     215,381                        215,381

Tax benefit realized on
  vesting of recognition and
  retention plan shares                    31,811                                                                          31,811

Purchase 68,000 shares
  of treasury stock, at cost                                           (1,054,187)                                     (1,054,187)

Change in net unrealized gain
  (loss) on securities available
  for sale, net of tax                                                                                   171,235          171,235
                                      -----------     -----------     -----------      -----------      --------      -----------
Balance, September 30, 1998           $25,143,563     $ 8,167,236     $(5,104,494)     $(2,038,281)     $115,202      $26,283,226
                                      ===========     ===========     ===========      ===========      ========      ===========

                                  (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   (Continued) Years ended September 30, 1999,
                                  1998 and 1997

                                                                                     Unearned           Accumulated
                                   Additional                                        Employee              Other
                                     Paid-In         Retained         Treasury        Benefit         Comprehensive
                                     Capital         Earnings           Stock       Plan Shares           Income        Total
                                     -------         --------           -----       -----------           ------        -----
Balance, September 30, 1998      $ 25,143,563      $ 8,167,236      $ (5,104,494)  $ (2,038,281)     $   115,202     $ 26,283,226

Net income for the year
  ended September 30, 1999                           1,603,060                                                          1,603,060

Cash dividends -
  $.60 per share                                    (1,240,582)                                                        (1,240,582)

Commitment to release
  19,531 employee stock
  ownership plan shares                58,279                                           229,986                           288,265

13,923 shares earned under
  recognition and retention
  plan                                                                                  200,479                           200,479

Tax benefit realized on
  vesting of recognition and
  retention plan shares                29,193                                                                              29,193

Purchase 136,841 shares
  of treasury stock, at cost                                          (1,912,777)                                      (1,912,777)

Change in net unrealized gain
  (loss) on securities
  available for sale, net
  of tax                                                                                                (222,974)        (222,974)
                                 ------------      -----------      ------------   ------------      -----------     ------------
Balance, September 30, 1999      $ 25,231,035      $ 8,529,714      $ (7,017,271)  $ (1,607,816)     $  (107,772)    $ 25,027,890
                                 ============      ===========      ============   ============      ===========     ============

          See accompanying notes to consolidated financial statements.

                      MILTON FEDERAL FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended September 30, 1999, 1998 and 1997

                                                                      1999            1998             1997
                                                                      ----            ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                 $  1,603,060     $  1,502,497     $  1,378,438
     Adjustments to reconcile net income to net
       cash from operating activities
         Amortization of deferred loan fees                         (170,550)        (160,278)         (97,093)
         Amortization of premiums, accretion
           of discounts, net                                          39,593           45,205           24,759
         Amortization of mortgage servicing rights                    52,625           29,019            6,894
         Provision for loan losses                                   120,000          229,000           75,000
         Depreciation                                                219,674          214,952          151,028
         Increase in cash value of life insurance                    (68,261)         (68,881)         (69,009)
         Net realized gain on sale of securities
           available for sale                                        (46,672)        (247,996)        (115,072)
         Origination of loans held for sale                       (6,977,250)              --               --
         Proceeds from sale of loans held for sale                 4,371,901               --               --
         Net gain on sale of loans                                   (73,913)        (207,662)        (118,281)
         Federal Home Loan Bank stock dividends                     (206,300)        (179,600)        (101,700)
         Compensation expense for ESOP shares                        288,265          339,415          269,029
         Compensation expense for RRP shares                         200,479          215,381          215,382
         Tax benefit realized on vesting of RRP shares                29,193           31,811            3,009
         Deferred taxes                                              (31,745)          52,035          284,289
         Net change in accrued interest receivable
           and other assets                                          (42,474)         153,911         (385,058)
         Net change in accrued interest payable
           and other liabilities                                    (367,296)         514,255         (466,500)
                                                                ------------     ------------     ------------
              Net cash from operating activities                  (1,059,671)       2,463,064        1,055,115

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                               (13,549,457)      (9,693,205)     (36,287,712)
         Proceeds from maturities and principal payments           7,472,623       11,336,810        6,855,042
         Proceeds from sales                                       6,038,015       15,321,317       18,785,046
     Securities held to maturity
         Purchases                                                  (125,000)      (5,661,533)      (4,006,975)
         Proceeds from maturities and principal payments           2,318,994        6,428,744        3,086,696
     Purchase of Federal Home Loan Bank stock                       (111,200)        (621,400)        (730,000)
     Net increase in loans                                       (20,927,522)     (52,246,154)     (20,883,830)
     Proceeds from sale of loans                                          --        8,434,138       10,377,554
     Premises and equipment expenditures                            (109,335)        (220,022)      (1,344,060)
     Proceeds from sale of real estate owned                              --               --           74,710
                                                                ------------     ------------     ------------
         Net cash from investing activities                      (18,992,882)     (26,921,305)     (24,073,529)

                                  (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                  Years ended September 30, 1999, 1998 and 1997

                                                            1999             1998             1997
                                                            ----             ----             ----
CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                             $ 13,824,141     $ 11,815,359     $ 14,277,676
     Net change in advance payments by
       borrowers for taxes and insurance                     292,670           92,552          (17,005)
     Net change in short term borrowings                   9,200,000       (1,600,000)      (1,600,000)
     Long term advances from Federal Home
       Loan Bank                                           1,000,000       54,320,000       24,975,000
     Principal payments on long term Federal
       Home Loan Bank advances                            (1,146,560)     (39,859,883)      (1,294,297)
     Cash dividends paid                                  (1,240,582)      (1,310,796)      (6,938,183)
     Purchase of treasury stock                           (1,912,777)      (1,054,187)      (2,052,667)
                                                        ------------     ------------     ------------
         Net cash from financing activities               20,016,892       22,403,045       27,350,524
                                                        ------------     ------------     ------------

Net change in cash and cash equivalents                      (35,661)      (2,055,196)       4,332,110

Cash and cash equivalents at beginning
  of year                                                  3,577,923        5,633,119        1,301,009
                                                        ------------     ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                $  3,542,262     $  3,577,923     $  5,633,119
                                                        ============     ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
     Cash paid during the year for
         Interest                                       $ 10,965,724     $ 10,255,367     $  8,061,779
         Income taxes                                        636,750          858,317          398,000
     Noncash activities
         Transfers of loans to real estate owned             209,545               --               --

          See accompanying notes to consolidated financial statements.

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1999, 1998 and 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Milton Federal Financial Corporation ("MFFC") and its wholly-owned subsidiary, Milton Federal Savings Bank (the "Bank"), a federal stock savings bank, together referred to as the Corporation. The financial statements of the Bank include the accounts of its wholly-owned subsidiary, Milton Financial Service Corporation. Milton Financial Service Corporation holds stock in Intrieve, Inc., which is the data processing center utilized by the Bank. All significant intercompany accounts and transactions have been eliminated.

Nature of Operations: MFFC is a thrift holding company and through its subsidiary Bank, is engaged in the business of commercial and retail banking services with operations conducted through its main office in West Milton, Ohio and its full service branch offices located in Englewood, Brookville and Tipp City, Ohio. The Corporation is primarily organized to operate in the financial institution industry. Substantially all revenues are derived from the financial institution industry. Miami, Montgomery and Darke Counties provide the source of substantially all of the Bank's deposit and lending activities.

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

Cash Flows: Cash and cash equivalents include cash on hand, amounts due from depository institutions, federal funds sold and interest-bearing deposits in other financial institutions with original maturities of 90 days or less. Net cash flows are reported for customer loan and deposit transactions, as well as short-term borrowings under its cash management line of credit with the Federal Home Loan Bank ("FHLB").

Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in other comprehensive income.

Interest income includes amortization of purchase premiums and discounts. Gains and losses on sales are determined using the amortized cost of the specific security sold. Securities are written down to fair value when a decline in fair value is not considered temporary.

Loans: Loans are reported at the principal balance outstanding, net of deferred loan fees, loans in process and the allowance for loan losses. Loans held for sale are reported at the lower of cost or market, on an aggregate basis.

Interest income is reported on the interest method and includes the amortization of net deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days (180 days for residential mortgages). Payments received on such loans are reported as principal reductions.

                                  (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1999, 1998 and 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Losses on Loans: The allowance for losses on loans is a valuation allowance for probable credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential first-mortgage loans secured by one- to four-family residences, residential construction loans, automobile, home equity and second mortgage loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of expected future cash flows using the loan's existing rate, or at the fair value of collateral if repayment is expected solely from the collateral.

Premises and Equipment: Asset cost is reported net of accumulated depreciation. Depreciation expense is calculated using a straight-line method based on the estimated useful lives of the assets. These assets are reviewed for impairment when events indicate the carrying amount may not be recoverable. Maintenance and repairs are charged to expense as incurred and improvements are capitalized.

Real Estate Owned: Real estate acquired in settlement of a loan is initially recorded at estimated fair value at acquisition. Any reduction to fair value from the carrying value of the related loan at the time the property is acquired is accounted for as a loan charge-off. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in the net gain or loss on other real estate included in "Other income" on the accompanying consolidated statements of income.

Servicing Rights: Servicing rights are recognized as assets for purchased rights and for the allocated value of retained servicing rights on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance.

Income Taxes: Income tax expense is the total of the current-year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences for the temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Concentrations of Credit Risk: The Bank grants loans to customers located primarily in Miami, Montgomery and Darke Counties. At year-end 1999 and 1998, approximately 78.6% and 84.8% of the loans in the Bank's loan portfolio had interest rates fixed until the maturity of the loans.

                                  (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1999, 1998 and 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

At September 30, 1999 and 1998, the Bank had interest-bearing deposits and overnight deposits in the FHLB of Cincinnati totaling $403,342 and $2,527,941 and owned stock in the FHLB with a carrying value of $3,131,700 and $2,814,200.

Employee Stock Ownership Plan: The cost of shares issued to the Employee Stock Ownership Plan ("ESOP"), but not yet allocated to participants, is shown as a reduction of shareholders' equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest.

Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Recognition and Retention Plan ("RRP") shares are considered outstanding as they become vested. Diluted earnings per common share include the dilutive effect of RRP shares and the additional potential common shares issuable under stock options.

Stock Compensation: Employee compensation expense under stock option plans is reported if options are granted below market price at grant date. Pro forma disclosures of net income and earnings per share are shown using the fair value method of Statement of Financial Accounting Standards ("SFAS") No. 123 to measure expense for options granted after fiscal 1995, using an option pricing model to estimate fair value.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, which is also recognized as a separate component of shareholders' equity. The accounting standard that requires reporting comprehensive income first applies for fiscal 1999, with prior information restated to be comparable.

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the holding company or by the holding company to its shareholders.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully described in a separate note. Fair value estimates involve uncertainties and matters of significant judgement regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Reclassifications: Some items in prior financial statements have been reclassified to conform to the current presentation.

                                  (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1999, 1998 and 1997

NOTE 2 - SECURITIES

The amortized cost and fair values of securities were as follows:

                                                                      Gross            Gross
                                                  Amortized        Unrealized       Unrealized            Fair
                                                    Cost              Gains           Losses              Value
                                                    ----              -----           ------              -----
SEPTEMBER 30, 1999

Available for sale
     Equity                                    $        15,000    $        --     $          --    $         15,000
     Mortgage-backed                                36,817,287        254,886          (418,176)         36,653,997
                                               ---------------    -----------     -------------    ----------------

         Total                                 $    36,832,287    $   254,886     $    (418,176)   $     36,668,997
                                               ===============    ===========     =============    ================

Held to maturity
     Municipal obligations                     $       125,000    $        --     $      (1,820)   $        123,180
     Mortgage-backed                                12,192,173        136,856          (253,049)         12,075,980
                                               ---------------    -----------     -------------    ----------------

         Total                                 $    12,317,173    $   136,856     $    (254,869)   $     12,199,160
                                               ===============    ===========     =============    ================

SEPTEMBER 30, 1998

Available for sale
     Equity                                    $        15,000    $        --     $          --    $         15,000
     Mortgage-backed                                36,722,650        304,109          (129,563)         36,897,196
                                               ---------------    -----------     -------------    ----------------

         Total                                 $    36,737,650    $   304,109     $    (129,563)   $     36,912,196
                                               ===============    ===========     =============    ================

Held to maturity
     Mortgage-backed                           $    14,559,907    $    85,137     $    (116,842)   $     14,528,202
                                               ===============    ===========     =============    ================

The municipal obligation classified as held to maturity at September 30, 1999 matures December 2002.

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

During 1999, proceeds from the sales of securities available for sale were $6,038,015 with gross realized gains of $46,672 included in earnings. During 1998, proceeds from sales of securities available for sale were $15,321,317 with gross realized gains of $247,996 included in earnings. During 1997, proceeds from the sales of securities available for sale were $18,785,046 with gross realized gains of $115,862 and gross realized losses of $790 included in earnings.

                                  (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1999, 1998 and 1997

NOTE 3 - LOANS

Year-end loans were as follows:

                                                                       1999             1998
                                                                       ----             ----
   Residential real estate loans
      1-4 family (first mortgage)                                 $ 159,291,522     $ 141,279,664
      Home equity (1-4 family second mortgage)                        5,347,292         4,244,314
      Multi-family                                                    2,028,190         2,670,477
   Nonresidential real estate loans                                  14,947,922         8,804,909
   Construction loans                                                11,872,585        16,412,903
                                                                  -------------     -------------
      Total real estate loans                                       193,487,511       173,412,267
   Consumer

      Automobile loans                                                3,034,752         3,480,341
      Loans on deposits                                                 317,653           290,640
      Other consumer loans                                              378,095           344,244
                                                                  -------------     -------------
         Total consumer loans                                         3,730,500         4,115,225
   Commercial loans                                                   3,466,079         2,753,493
                                                                  -------------     -------------

      Total loans                                                   200,684,090       180,280,985
   Less:
      Net deferred loan fees                                           (609,131)         (605,224)
      Loans in process                                               (7,194,703)       (7,652,849)
      Allowance for loan losses                                        (765,232)         (676,415)
                                                                  -------------     -------------

      Net loans                                                   $ 192,115,024     $ 171,346,497
                                                                  =============     =============

    The Corporation has sold various loans to other financial intermediaries while retaining the servicing rights. Gains and losses on loan sales are recorded at the time of the sale. Loans sold for which the Corporation has retained servicing totaled $15,428,430 at September 30, 1999 and, $15,615,077 at September 30, 1998. Capitalized mortgage servicing rights totaled $189,000 at September 30, 1999 and 1998. At September 30, 1999, $2,626,923 of one- to
four-family residential real estate loans have been designated as held for sale. At September 30, 1998, no loans were held for sale. Proceeds from the sale of loans during 1999, 1998 and 1997 were $4,371,901, $8,434,138 and $10,377,554 with net realized gains of $73,913, $207,662 and $118,281 included in earnings.

Activity in the allowance for loan losses was as follows:

                                                                 1999             1998           1997
                                                                 ----             ----           ----
         Beginning balance                                   $    676,415    $    562,202     $    487,202
         Provision for loan losses                                120,000         229,000           75,000
         Loans charged-off                                        (31,203)       (115,090)              --
         Recoveries                                                    20             303               --
                                                             ------------    ------------     ------------

         Ending balance                                      $    765,232    $    676,415     $    562,202
                                                             ============    ============     ============

                                  (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1999, 1998 and 1997

NOTE 3 - LOANS (Continued)

Nonaccrual loans for which interest has been suspended totaled $231,000 and $359,000 at September 30, 1999 and 1998. Loans considered impaired within the scope of SFAS No. 114 were not significant in 1999, 1998 or 1997.

Certain directors, executive officers and companies with which they are affiliated were loan customers of the Bank during the year ended September 30, 1999. A summary of activity on related party loans during 1999 was as follows:

         Beginning balance - October 1, 1998                    $      567,280
         New loans                                                     140,079
         Repayments                                                   (247,925)
                                                                --------------

         Ending balance - September 30, 1999                    $      459,434
                                                                ==============


NOTE 4 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

                                                                              1999               1998
                                                                              ----               ----
         Land                                                            $     282,031       $     282,031
         Buildings and improvements                                          2,692,341           2,685,146
         Leasehold improvements                                                 62,879              62,879
         Furniture and equipment                                             1,412,267           1,311,416
                                                                         -------------       -------------
                                                                             4,449,518           4,341,472
         Accumulated depreciation                                           (1,820,079)         (1,601,694)
                                                                         -------------       -------------

                                                                         $   2,629,439       $   2,739,778
                                                                         =============       =============


NOTE 5 - DEFERRED COMPENSATION

The Corporation provides a deferred compensation plan for its Board of Directors. Under the terms of the plan, directors may elect to defer a portion of their fees that would be retained by the Corporation, with interest being credited to the participant's deferred balance. Upon retirement, the participant would be entitled to receive the accumulated deferred balance, paid over a specified number of years. The Corporation accrued deferred compensation expense of $57,337, $53,472, and $49,866 for 1999, 1998 and 1997.

The Corporation has purchased insurance contracts on the lives of the participants in the deferred compensation plan and has named the Corporation as beneficiary. While no direct contract exists between the deferred compensation plan and the life insurance contracts, it is management's current intent that the insurance contracts would be used as a funding source for the deferred compensation plan.

                                  (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1999, 1998 and 1997

NOTE 6 - DEPOSITS

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $5,478,000 and $5,476,000 at year-end 1999 and 1998. Deposits in excess of $100,000 are not insured by the FDIC.

At year-end 1999, scheduled maturities of certificates of deposit were as follows:

                       Year ending September 30:
                               2000                                      $    75,554,110
                               2001                                           22,908,299
                               2002                                            7,704,438
                               2003                                            5,708,449
                               2004                                            2,608,914
                                                                         ---------------
                                                                         $   114,484,210
                                                                         ===============

NOTE 7 - INCOME TAXES

Income tax expense was as follows:

                                                                 1999            1998             1997
                                                                 ----            ----             ----
        Current                                              $    825,552    $    706,154     $    421,702
        Tax effect of vesting RRP shares                           29,193          31,811            3,009
        Deferred                                                  (31,745)         52,035          284,289
                                                             ------------    ------------     ------------
                                                             $    823,000    $    790,000     $    709,000
                                                             ============    ============     ============

The sources of year-end gross deferred tax assets and liabilities were as follows:

                                                                                1999             1998
                                                                                ----             ----
         Deferred tax assets
              Deferred compensation                                        $     109,787     $      95,460
              Recognition and retention plan                                      68,163            73,231
              Unrealized loss on securities available for sale                    55,518                --
              Other                                                                8,045             6,589
                                                                           -------------     -------------
                                                                                 241,513           175,280
         Deferred tax liabilities
              Allowance for loan losses                                           49,871           149,102
              Federal Home Loan Bank stock dividends                             370,402           300,261
              Depreciation                                                        43,171            40,031
              Mortgage servicing rights                                           64,280            64,377
              Unrealized gain on securities available for sale                        --            59,346
              Other                                                               10,033             5,016
                                                                           -------------     -------------
                                                                                 537,757           618,133
                                                                           -------------     -------------

              Net deferred tax liability                                   $     296,244     $     442,853
                                                                           =============     =============

                                  (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1999, 1998 and 1997

NOTE 7 - INCOME TAXES (Continued)

Effective tax rates differ from the statutory federal income tax rate applied to financial statement income due to the following:

                                                              1999              1998             1997
                                                              ----              ----             ----
         Income tax computed at the
           statutory rate                                 $     824,860    $     779,449     $     709,729
         Tax effect of
              Officer's life insurance                          (23,209)         (23,420)          (23,463)
              ESOP                                               26,408           38,669            21,359
              Other                                              (5,059)          (4,698)            1,375
                                                          -------------    -------------     -------------
                                                          $     823,000    $     790,000     $     709,000
                                                          =============    =============     =============

         Statutory tax rate                                        34.0%            34.0%             34.0%
                                                          =============    =============     =============
         Effective tax rate                                        33.9%            34.5%             34.0%
                                                          =============    =============     =============

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

In August 1996, legislation was enacted that repealed the percentage of taxable income method of accounting used by many thrifts to calculate their bad debt reserve for federal income tax purposes. As a result, thrifts such as the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for tax years beginning after December 31, 1987. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which was delayed until the first taxable year beginning after December 31, 1997, because the institution met certain residential lending requirements. At September 30, 1999 and 1998, the Bank had $941,420 and $1,129,704 in bad debt reserves subject to recapture for federal income tax purposes. The deferred tax liability related to the recapture has been previously established. In fiscal 1999, $188,284 bad debt reserves were recaptured.

Retained earnings at September 30, 1999 and 1998, include $3,436,000 for which no provision for federal income taxes has been made. This amount represents the qualifying and nonqualifying tax bad debt reserve as of December 31, 1987 that is the Corporation's base year for purposes of calculating the bad debt deduction for tax purposes. The related amount of unrecognized deferred tax liability was $1,168,000 at September 30, 1999 and 1998. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, it will be added to future taxable income.

                                  (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1999, 1998 and 1997

NOTE 8 - BORROWED FUNDS

At September 30, 1999, the Bank had a cash-management line-of-credit enabling it to borrow up to $12,413,550 from the FHLB of Cincinnati. The line of credit must be renewed on an annual basis. The next renewal date is April 16, 2000. Variable rate borrowings of $9,200,000 were outstanding related to this cash-management line-of-credit at September 30, 1999. There were no borrowings outstanding on this line of credit at September 30, 1998.

As a member of the FHLB system, the Bank has the ability to obtain additional borrowings up to a maximum total of 50% of Bank assets subject to the level of qualified, pledgable one- to four-family residential real estate loans. The Bank had variable rate borrowings totaling $7,000,000, with interest rates ranging from 5.33% to 5.51%, at September 30, 1999 and $4,000,000, with an interest rate of 5.54% at September 30, 1998. The Bank had fixed rate borrowings totaling $11,283,463 at September 30, 1999 and $12,430,023 at September 30, 1998. The
interest rates on these borrowings ranged from 5.80% to 6.42% at September 30, 1999 and 1998. The Bank also had $34,000,000 and $36,000,000 in convertible advances at September 30, 1999 and 1998 whereby the interest rates are fixed for a specified period of time and then change to variable for the remaining term of the advance. The interest rates on these advances ranged from 5.12% to 5.65% at September 30, 1999 and 4.66% to 5.65% at September 30, 1998.

The maximum month-end balance of FHLB advances outstanding was $61,524,000 in 1999 and $55,251,000 in 1998. Average balances of borrowings outstanding during 1999 and 1998 were $55,376,000 and $48,744,000. Mortgage loans and all shares of FHLB stock owned by the Bank totaling $92,225,195 and $3,131,700 at September 30, 1999 and $78,645,035 and $2,814,200 at September 30, 1998, were pledged as collateral for the FHLB advances.

At September 30, 1999, required annual principal payments were as follows:

                Year ending September 30:
                         2000                                            $    14,615,031
                         2001                                                  3,910,033
                         2002                                                  2,226,352
                         2003                                                  2,259,852
                         2004                                                    707,248
                         Thereafter                                           37,764,947
                                                                         ---------------
                                                                         $    61,483,463
                                                                         ===============

NOTE 9 - COMMITMENTS, OFF-BALANCE-SHEET RISK AND CONTINGENCIES

Various contingent liabilities are not reflected in the consolidated financial statements, including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the financial condition or the results of operations of the Corporation.

Some financial instruments are used in the normal course of business to meet financing needs of customers and reduce exposure to interest rate changes. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These involve, to varying degrees, credit and interest rate risk in excess of the amounts reported in the financial statements.

                                  (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1999, 1998 and 1997

NOTE 9 - COMMITMENTS, OFF-BALANCE-SHEET RISK AND CONTINGENCIES (Continued)

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

As of September 30, 1999 and 1998, the Corporation had commitments to make fixed rate one- to four-family residential real estate loans at current market rates totaling $1,040,000 and $1,516,000. Loan commitments are generally for thirty days. The interest rate on the fixed rate commitments ranged from 7.00% to 10.25% at September 30, 1999 and 6.38% to 8.50% at September 30, 1998. The
Corporation had commitments to make nonresidential real estate loans at 7.75% totaling $397,000 at September 30, 1999. The Corporation had commitments to make variable rate, one- to four-family residential real estate loans totaling $223,000, with interest rates ranging from 7.13% to 7.63 at September 30, 1999. The Corporation had no such commitments at September 30, 1998. As of September 30, 1999 and 1998, the Corporation had $4,540,000 and $4,711,000 in unused variable rate home equity lines of credit and $2,034,000 and $820,000 in unused variable rate commercial lines of credit.

At September 30, 1999 and 1998, the Corporation had standby letter of credit commitments totaling $465,000 and $150,000.

At September 30, 1999 and 1998, compensating balances of $1,693,000 and $518,000 were required as deposits with the FHLB and Federal Reserve Bank. These balances do not earn interest.

The Corporation has entered employment agreements with certain officers of the Corporation. Each of the agreements provide for a term of three years and a salary and performance review by the Board of Directors not less than annually, as well as inclusion of the employee in any formally established employee benefit, bonus, pension and profit-sharing plans for which management personnel are eligible.

                                  (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1999, 1998 and 1997

NOTE 10 - REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by the federal regulatory agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about the Bank's components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material effect on the Bank's financial statements. At September 30, 1999 and 1998, management believes the Bank complies with all regulatory capital requirements. Based upon the computed regulatory capital ratios, the Bank is considered well capitalized under the Federal Deposit Insurance Improvement Act criteria at September 30, 1999 and 1998. Management believes no conditions or events have occurred subsequent to the last notification by regulators that would cause the Bank's capital category to change.

At year-end 1999 and 1998, the Bank's actual capital level and minimum required levels were:

                                                                             Minimum
                                                                         Required To Be               Minimum
                                                                     Adequately Capitalized       Required To Be
                                                                          Under Prompt           Well Capitalized
                                                                           Corrective         Under Prompt Corrective
                                                   Actual              Action Regulations       Action Regulations
                                               -----------------      ----------------------   -----------------------
                                               Amount      Ratio         Amount     Ratio         Amount      Ratio
                                               ------      -----         ------     -----         ------      -----
                                                                      (Dollars in thousands)
SEPTEMBER 30, 1999
Total capital (to risk-weighted assets)      $  23,538     17.7%       $  10,643     8.0%       $  13,304    10.0%
Tier 1 (core) capital (to
  risk-weighted assets)                         22,806     17.1            5,322     4.0            7,892     6.0
Tier 1 (core) capital (to adjusted
  total assets)                                 22,806      8.9           10,264     4.0           12,829     5.0
Tangible capital (to adjusted total assets)     22,806      8.9            3,849     1.5              N/A

SEPTEMBER 30, 1998
Total capital (to risk-weighted assets)      $  22,323     18.5%       $   9,635     8.0%       $  12,043    10.0%
Tier 1 (core) capital (to
  risk-weighted assets)                         21,681     18.0            4,817     4.0            7,226     6.0
Tier 1 (core) capital (to adjusted
  total assets)                                 21,681      9.3            9,332     4.0           11,666     5.0
Tangible capital (to adjusted total assets)     21,681      9.3            3,500     1.5              N/A

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

                                  (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1999, 1998 and 1997

NOTE 10 - REGULATORY CAPITAL REQUIREMENTS (Continued)

An application must be submitted and approval from the OTS must be obtained by a subsidiary of a savings and loan holding company (1) if the proposed distribution would cause total distributions for the year to exceed net income for that calendar year to date plus the savings association's retained net income for the preceding two years; (2) if the savings association will not be at least adequately capitalized following the capital distribution; (3) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS (or the FDIC), or a condition imposed on the savings association in an OTS-approved application or notice; or, (4) if the savings association has not received certain favorable examination ratings from the OTS. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice with the OTS. At September 30, 1999, the Bank could dividend $382,310 without approval from the OTS.

NOTE 11 - EMPLOYEE PENSION AND PROFIT INCENTIVE PLANS

The Corporation is part of a qualified noncontributory multi-employer trust, defined-benefit pension plan covering substantially all of its employees. The plan is administered by the trustees of the Financial Institutions Retirement Fund ("Retirement Fund"). The cost of the plan is set annually as an established percentage of wages. The Corporation has not been required to contribute to the Retirement Fund and as a result, did not recognize any pension expense in 1999, 1998 or 1997.

The Corporation offers a 401(k) profit sharing plan covering substantially all employees. The annual expense of the plan is based on a partial matching of voluntary employee contributions of up to 4% of individual compensation. The matching percentage was 25% for 1999, 1998 and 1997. Employee contributions are vested at all times and the Corporation's matching contributions become fully vested after an individual has completed three years of service. The contribution expense included in salaries and employee benefits was $12,490, $11,509, and $9,484 for 1999, 1998 and 1997.

NOTE 12 - STOCK OPTION PLAN

On March 20, 1995, the Stock Option Committee of the Board of Directors granted options to purchase 238,545 common shares at an exercise price of $13.69 to certain officers and directors of the Bank and Corporation. One-fifth of the options awarded become first exercisable on each of the first five anniversaries of the date of grant. The option period expires 10 years from the date of grant. Options to purchase 190,836 and 143,127 shares were exercisable at September 30, 1999 and 1998. No options were exercised during 1999, 1998, or 1997. In addition, 19,342 shares of authorized but unissued common stock are reserved for which no options have been granted.

NOTE 13 - EMPLOYEE STOCK OWNERSHIP PLAN

The Corporation offers an ESOP for the benefit of substantially all employees of the Corporation. The ESOP has received a favorable determination letter from the Internal Revenue Service on the qualified status of the ESOP under applicable provisions of the Internal Revenue Code.

                                  (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1999, 1998 and 1997

NOTE 13 - EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

The ESOP borrowed funds from MFFC with which to acquire common shares of the Corporation. The loan is secured by the shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on ESOP assets. All dividends on unallocated shares received by the ESOP are used to pay debt service. The shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. When loan payments are made, ESOP shares are allocated to participants based on relative compensation.

ESOP compensation expense was $288,265, $339,415, and $269,029 for 1999, 1998, and 1997. ESOP shares at September 30, 1999 and 1998 were as follows:

                                                                              1999               1998
                                                                              ----               ----
         Allocated shares                                                        90,922             69,991
         Shares released for allocation                                          19,531             20,931
         Unreleased shares                                                       80,787            100,318
                                                                         --------------     --------------
              Total ESOP shares                                                 191,240            191,240
                                                                         ==============     ==============
         Fair value of unreleased shares                                 $      939,149     $    1,279,055
                                                                         ==============     ==============

NOTE 14 - RECOGNITION AND RETENTION PLAN

The Corporation maintains a recognition and retention plan ("RRP") for the benefit of directors and certain key employees of the Corporation. The RRP is used to provide such individuals ownership interest in the Corporation in a manner designed to compensate such directors and key employees for services. The Bank contributed sufficient funds to enable the RRP to purchase a number of common shares in the open market equal to 4% of the common shares sold in connection with the Conversion.

On October 16, 1995, the RRP Committee of the Board of Directors awarded 74,784 shares to certain directors and officers of the Corporation. No shares had been previously awarded. One-fifth of such shares will be earned and nonforfeitable on each of the first five anniversaries of the date of the awards. In the event of the death or disability of a participant or a change in control of the Corporation, however, the participant's shares will be deemed to be earned and nonforfeitable upon such date. There were 2,064 shares forfeited during the year ended September 30, 1999. As a result, there were 30,435 and 28,371 shares at September 30, 1999 and 1998 reserved for future awards. Compensation expense is based on the cost of the shares, which approximates fair value at the date of grant, and was $200,479, $215,381 and $215,382 for 1999, 1998 and 1997.

                                  (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1999, 1998 and 1997

NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Fair values of financial instruments at year-end were:

                                                              1999                       1998
                                                      -----------------------   ------------------------
                                                                    Estimated                 Estimated
                                                       Carrying       Fair      Carrying        Fair
                                                        Value         Value       Value         Value
                                                        -----         -----       -----         -----
FINANCIAL ASSETS                                                       (In thousands)
     Cash and cash equivalents                       $   3,542     $   3,542    $   3,578     $   3,578
     Securities available for sale                      36,669        36,669       36,912        36,912
     Securities held to maturity                        12,317        12,199       14,560        14,528
     FHLB stock                                          3,132         3,132        2,814         2,814
     Loans held for sale                                 2,627         2,627           --            --
     Loans, net                                        192,115       190,505      171,346       174,776
     Cash surrender value of life insurance              1,662         1,662        1,593         1,593
     Accrued interest receivable                         1,335         1,335        1,225         1,225
     Mortgage servicing rights                             189           189          189           189

FINANCIAL LIABILITIES
     Deposits                                        $(168,471)    $(168,446)   $(154,647)    $(155,366)
     Borrowed funds                                    (61,483)      (60,902)     (52,430)      (52,646)
     Advance payments by borrowers
       for taxes and insurance                            (551)         (551)        (258)         (258)
     Accrued interest payable                             (352)         (352)        (285)         (285)

The following methods and assumptions were used to estimate fair values for financial instruments. The carrying amount is considered to estimate fair value for all items except those described below. The fair values of securities are based on quoted market prices or, if no quotes are available, on the rate and term of the security and on information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, the fair value is estimated by discounted cash flow analysis using current market rates for the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable. Fair value of loans held for sale is based on market estimates. The fair value of borrowed funds is based on currently available rates for similar financing. The fair value of off-balance-sheet items is based on the fees or cost that would currently be charged to enter into or terminate such arrangements and such amounts are not material.

                                  (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1999, 1998 and 1997

NOTE 16 - EARNINGS PER SHARE

The factors used in the earnings per share computation are as follows:

                                                                    1999            1998             1997
                                                                    ----            ----             ----
      BASIC EARNINGS PER COMMON SHARE
          Net income                                            $ 1,603,060     $ 1,502,497     $ 1,378,438
                                                                ===========     ===========     ===========

          Weighted average common shares outstanding              2,159,040       2,252,091       2,343,916
          Less:  Average unallocated ESOP shares                    (91,204)       (111,596)       (144,170)
          Less:  Average nonvested RRP shares                       (51,873)        (66,349)        (81,304)
                                                                -----------     -----------     -----------
          Average shares                                          2,015,963       2,074,146       2,118,442
                                                                ===========     ===========     ===========

          Basic earnings per common share                       $       .80     $       .72     $       .65
                                                                ===========     ===========     ===========

      DILUTED EARNINGS PER COMMON SHARE
          Net income                                            $ 1,603,060     $ 1,502,497     $ 1,378,438
                                                                ===========     ===========     ===========

          Weighted average common shares outstanding
            for basic earnings per common share                   2,015,963       2,074,146       2,118,442
          Add:  Dilutive effects of average nonvested
            RRP shares                                                   --          10,992           5,822
          Add:  Dilutive effects of stock options                        --          20,575           4,272
                                                                -----------     -----------     -----------
          Average shares and dilutive potential
            common shares                                         2,015,963       2,105,713       2,128,536
                                                                ===========     ===========     ===========

          Diluted earnings per common share                     $       .80     $       .71     $       .65
                                                                ===========     ===========     ===========

Unearned RRP shares and stock options did not have a dilutive effect on EPS for the year ended September 30, 1999, as the fair value of the RRP shares on the date of grant and the exercise price of the stock options were greater than the average market price for the period.

                                  (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1999, 1998 and 1997

NOTE 17 - PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

Condensed financial information of MFFC is as follows:

                            Condensed Balance Sheets
                           September 30, 1999 and 1998

                                                                            1999                1998
                                                                            ----                ----
         ASSETS
         Cash and cash equivalents                                     $       869,585    $      2,045,724
         Securities available for sale                                              --             625,427
         Investment in subsidiary                                           22,698,994          21,822,890
         Loan receivable from ESOP                                           1,237,860           1,444,170
         Accrued interest receivable and other assets                          228,541             350,895
                                                                       ---------------    ----------------

              Total assets                                             $    25,034,980    $     26,289,106
                                                                       ===============    ================

         LIABILITIES AND SHAREHOLDERS' EQUITY

         Other liabilities                                             $         7,090    $          5,880
         Shareholders' equity                                               25,027,890          26,283,226
                                                                       ---------------    ----------------

              Total liabilities and shareholders' equity               $    25,034,980    $     26,289,106
                                                                       ===============    ================


                         Condensed Statements of Income
                  Years Ended September 30, 1999, 1998 and 1997

                                                                      1999              1998               1997
                                                                      ----              ----               ----
INTEREST AND DIVIDEND INCOME
     Dividends from subsidiary                                 $    1,000,000     $    1,700,000    $     1,000,000
     Securities                                                        24,509             71,650            175,512
     Loan to ESOP                                                     111,794            139,428            157,263
     Other                                                             54,981             26,422             46,310
                                                               --------------     --------------    ---------------
         Total interest and dividend income                         1,191,284          1,937,500          1,379,085

Gain on sale of securities                                                846              1,023             34,621

Operating expenses                                                     59,971             80,033             99,322
                                                               --------------     --------------    ---------------

INCOME BEFORE TAXES AND EQUITY IN UNDISTRIBUTED
  EARNINGS OF SUBSIDIARY                                            1,132,159          1,858,490          1,314,384

Income tax expense                                                     45,000             54,000            104,348
                                                               --------------     --------------    ---------------

INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF
  SUBSIDIARY                                                        1,087,159          1,804,490          1,210,036

Equity in undistributed earnings of subsidiary

  (distributions in excess of earnings)                               515,901           (301,993)           168,402
                                                               --------------     --------------    ---------------

NET INCOME                                                     $    1,603,060     $    1,502,497    $     1,378,438
                                                               ==============     ==============    ===============

                                  (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1999, 1998 and 1997

NOTE 17 - PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

                       Condensed Statement of Cash Flows
                 Years Ended September 30, 1999, 1998 and 1997

                                                                1999               1998                1997
                                                                ----               ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                  $ 1,603,060         $ 1,502,497         $ 1,378,438
Adjustments to reconcile net income to cash
  provided by operations:
     (Equity in undistributed income) distributions
       in excess of earnings of subsidiary                     (515,901)            301,993            (168,402)
     Gain on sale of securities                                    (846)             (1,023)            (34,621)
     Amortization of premiums, accretion of
       Discount, net                                                756               1,723                 391
     Net change in other assets                                 124,989             352,955            (326,345)
     Net change in other liabilities                              1,210                 207             (62,206)
                                                            -----------         -----------         -----------
         Net cash from operating activities                   1,213,268           2,158,352             787,255

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale
     Purchases                                                       --                  --            (994,145)
     Proceeds from maturities and principal payments            100,649             463,375             259,633
     Proceeds from sales                                        517,116             284,960           5,136,692
Proceeds from principal payments on loan to ESOP                206,310             206,310             206,310
                                                            -----------         -----------         -----------
     Net cash from investing activities                         824,075             954,645           4,608,490

CASH FLOWS FROM FINANCING ACTIVITIES

Purchase of treasury stock                                   (1,912,777)         (1,054,187)         (2,052,667)
Cash dividends paid                                          (1,240,582)         (1,310,796)         (6,938,183)
Dividends on unallocated ESOP shares                            (60,123)            (42,706)           (472,745)
                                                            -----------         -----------         -----------
     Net cash from financing activities                      (3,213,482)         (2,407,689)         (9,463,595)
                                                            -----------         -----------         -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                      (1,176,139)            705,308          (4,067,850)

Cash and cash equivalents at beginning of year                2,045,724           1,340,416           5,408,266
                                                            -----------         -----------         -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                    $   869,585         $ 2,045,724         $ 1,340,416
                                                            ===========         ===========         ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained in the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders of Milton Federal Financial Corporation (the "Proxy Statement") under the captions "Board of Directors," "Executive Officers," "Voting Securities and Ownership of Certain Beneficial Owners and Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

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

3     EXHIBITS.

3.1      Articles of Incorporation
3.2      Code of Regulations
10.1     Employment Agreement with Mr. Aidt
10.2     Employment Agreement with Mr. Eyer
10.3     Milton Federal Savings Bank Recognition and Retention Plan and Trust Agreement
10.4     Milton Federal Financial Corporation 1995 Stock Option and Incentive Plan
10.5     Employment Agreement with Mr. Piper
21       Subsidiaries of Milton Federal Financial Corporation
27       Financial Data Schedule
99.1     Proxy Statement
99.2     Safe Harbor Under the Private Securities Litigation Reform Act of 1995

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      MILTON FEDERAL FINANCIAL CORPORATION

                           By /s/ Glenn E. Aidt
                              ---------------------------------------
                                 Glenn E. Aidt
                                 President
                                 (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /s/ Glenn E. Aidt                            By  /s/ Thomas P. Eyer
   ------------------------------------             ----------------------------------------
          Glenn E. Aidt                                    Thomas P. Eyer
          President and Director                           Treasurer
                                                           (Principal Financial Officer)

Date   December 27, 1999                         Date   December 27, 1999
     ----------------------------------               --------------------------------------

By  /s/ E. Lynn App                              By  /s/ Kenneth J. Faze, M.D.
   ------------------------------------             ----------------------------------------
          E. Lynn App                                      Kenneth J. Faze, M.D.
          Director                                         Director

Date   December 27, 1999                         Date   December 27, 1999
     ----------------------------------               --------------------------------------

By  /s/ David R. Hayes, D.V.M.                   By  /s/ Robert E. Hine
     ----------------------------------               --------------------------------------
          David R. Hayes, D.V.M.                           Robert E. Hine
          Director                                         Director/Vice Chairman

Date   December 27, 1999                         Date   December 27, 1999
     ----------------------------------               --------------------------------------

By  /s/ Christopher S. Long
     ----------------------------------
          Christopher S. Long
          Director

Date   December 27, 1999
     ----------------------------------

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER          DESCRIPTION                                                       PAGE NUMBER
------          -----------                                                       -----------
   3.1          Articles of Incorporation of Milton Federal Financial             77
                Corporation

   3.2          Code of Regulations of Milton Federal Financial Corporation       82

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
                                                                                  Exhibit 10.3.

   10.4         Milton Federal Financial Corporation 1995 Stock Option and        Incorporated by reference to the 1995
                Incentive Plan                                                    10-KSB, Exhibit 10.4.

   10.5         Employment Agreement with Mr. Piper                               95

   11           Statement Regarding Computation of Earnings Per Share             Reference is hereby made to the
                                                                                  Consolidated Statements of Income on page
                                                                                  53, Note 1 on page 61 and Note 16 on page
                                                                                  73 of Notes to Consolidated Financial
                                                                                  Statements, hereof.

   21           Subsidiaries of Milton Federal Financial Corporation              Incorporated by reference to the 1995
                                                                                  10-KSB, Exhibit 21.

   27           Financial Data Schedule                                           103

   99.1         Proxy Statement                                                   105

   99.2         Safe Harbor Under the Private Securities Litigation Reform        119
                Act of 1995