Form 10-Q
period 1999-12-31
MILTON FEDERAL FINANCIAL CORP
filed 2000-02-11
CIK 925722

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

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

Yes [X]        No [ ]

As of February 9, 2000, the latest practicable date, 2,099,995 shares of the registrant's common shares, no par value, were issued and outstanding.

                      MILTON FEDERAL FINANCIAL CORPORATION


                                      INDEX







                                                                                                         Page
                                                                                                         ----

PART I - FINANCIAL INFORMATION  (UNAUDITED)

Item 1.    Financial Statements

     Consolidated Balance Sheets ....................................................................      3

     Consolidated Statements of Income ..............................................................      4

     Consolidated Statements of Comprehensive Income.................................................      5

     Condensed Consolidated Statements of Changes in Shareholders' Equity............................      6

     Condensed Consolidated Statements of Cash Flows ................................................      7

     Notes to Consolidated Financial Statements .....................................................      8


Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations............................................     15

Item 3.    Quantitative and Qualitative Disclosure About Market Risk..................................     20

Part II - Other Information

Item 1.    Legal Proceedings..........................................................................     22

Item 2.    Changes in Securities and Use of Proceeds..................................................     22

Item 3.    Defaults Upon Senior Securities............................................................     22

Item 4.    Submission of Matters to a Vote of Security Holders........................................     22

Item 5.    Other Information..........................................................................     22

Item 6.    Exhibits and Reports on Form 8-K...........................................................     22

SIGNATURES ...........................................................................................     23


                      MILTON FEDERAL FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------


Item 1.  Financial Statements

                                                                                December 31,            September 30,
                                                                                    1999                    1999
                                                                                    ----                    ----
ASSETS
     Cash and amounts due from depository institutions                         $   2,936,017           $   3,138,920
     Interest-bearing deposits in other financial institutions                       667,624                 403,342
                                                                               -------------           -------------
         Total cash and cash equivalents                                           3,603,641               3,542,262
     Securities available for sale                                                35,935,746              36,668,997
     Securities held to maturity (Estimated fair value of $11,755,797
       at December 31, 1999 and $12,199,160 at September 30, 1999)                11,993,427              12,317,173
     Federal Home Loan Bank stock                                                  3,374,400               3,131,700
     Loans held for sale                                                           2,626,923               2,626,923
     Loans, net                                                                  196,445,239             192,115,024
     Premises and equipment, net                                                   2,576,268               2,629,439
     Cash surrender value of life insurance                                        1,678,626               1,661,644
     Accrued interest receivable                                                   1,253,779               1,335,349
     Real estate owned                                                               149,886                 201,015
     Other assets                                                                    324,843                 447,108
                                                                               -------------           -------------

              Total assets                                                     $ 259,962,778           $ 256,676,634
                                                                               =============           =============

LIABILITIES
     Deposits $                                                                  166,315,336           $ 168,471,283
     Borrowed funds                                                               66,359,203              61,483,463
     Advance payments by borrowers for taxes and insurance                           798,607                 551,027
     Accrued interest payable                                                        320,042                 352,075
     Other liabilities                                                               880,873                 790,896
                                                                               -------------           -------------
         Total liabilities                                                       234,674,061             231,648,744

SHAREHOLDERS' EQUITY
     Preferred stock, no par value, 1,000,000 shares authorized,
       none outstanding                                                                   --                      --
     Common stock, no par value, 9,000,000 shares authorized,
       2,578,875 shares issued                                                            --                      --
     Additional paid-in capital                                                   25,273,266              25,231,035
     Retained earnings                                                             8,675,497               8,529,714
     Treasury stock, at cost, 478,880 shares at December 31, 1999
       and September 30, 1999                                                     (7,017,271)             (7,017,271)
     Unearned employee stock ownership plan shares                                  (914,287)               (969,101)
     Unearned recognition and retention plan shares                                 (588,595)               (638,715)
     Accumulated other comprehensive income                                         (139,893)               (107,772)
                                                                               -------------           -------------
         Total shareholders' equity                                               25,288,717              25,027,890
                                                                               -------------           -------------

              Total liabilities and shareholders' equity                       $ 259,962,778           $ 256,676,634
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

                      MILTON FEDERAL FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                                  Three Months Ended
                                                                      December 31,
                                                                      ------------
                                                                1999                1998
                                                                ----                ----
INTEREST AND DIVIDEND INCOME
     Loans, including fees                                   $3,750,332          $3,402,019
     Securities                                                 732,678             738,159
     Other, including dividend income                            53,335              74,724
                                                             ----------          ----------
                                                              4,536,345           4,214,902

INTEREST EXPENSE
     Deposits                                                 1,966,244           2,035,806
     Borrowed funds                                             893,824             724,811
                                                             ----------          ----------
                                                              2,860,068           2,760,617
                                                             ----------          ----------

NET INTEREST INCOME                                           1,676,277           1,454,285

Provision for loan losses                                        25,000              30,000
                                                             ----------          ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           1,651,277           1,424,285

NONINTEREST INCOME
     Service charges and other fees                             102,993              61,701
     Gain on sale of securities                                   2,003                  --
     Gain on sale of loans                                           --              52,615
     Gain on sale of REO                                          6,366                  --
     Other income                                                30,919              42,541
                                                             ----------          ----------
                                                                142,281             156,857

NONINTEREST EXPENSE
     Salaries and employee benefits                             649,713             636,093
     Occupancy expense                                          114,145             102,766
     Data processing services                                    71,726              58,488
     State franchise taxes                                       80,197              87,191
     Federal deposit insurance premiums                          24,776              22,132
     Advertising                                                 14,595              19,870
     Other expenses                                             158,534             181,218
                                                             ----------          ----------
                                                              1,113,686           1,107,758
                                                             ----------          ----------

INCOME BEFORE INCOME TAX                                        679,872             473,384

Income tax expense                                              231,200             162,000
                                                             ----------          ----------

NET INCOME                                                   $  448,672          $  311,384
                                                             ==========          ==========

Earnings per share - Basic                                   $      .23          $      .15
                                                             ==========          ==========
Earnings per share - Diluted                                 $      .23          $      .15
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

                      MILTON FEDERAL FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                                                        Three Months Ended
                                                                                            December 31,
                                                                                       1999              1998
                                                                                       ----              ----

NET INCOME                                                                         $ 448,672           $ 311,384

Other comprehensive income:
   Unrealized holding gains (losses) on  available for sale securities
     arising during the period                                                       (46,666)              1,213
   Reclassification adjustment for (gains)  losses realized on securities
     sales included in net income                                                     (2,003)                 --
                                                                                   ---------           ---------
Net unrealized gain (loss)                                                           (48,669)              1,213
   Tax effect                                                                         16,548                (415)
                                                                                   ---------           ---------
     Total other comprehensive income                                                (32,121)                798
                                                                                   ---------           ---------

COMPREHENSIVE INCOME                                                               $ 416,551           $ 312,182
                                                                                   =========           =========




--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                      MILTON FEDERAL FINANCIAL CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                                                             Three Months Ended
                                                                                                 December 31,
                                                                                                 ------------
                                                                                          1999                   1998
                                                                                          ----                   ----

Balance at beginning of period                                                        $ 25,027,890           $ 26,283,226

Net income                                                                                 448,672                311,384

Cash dividends (.15 per share in 1999 and 1998)                                           (302,889)              (320,494)

Commitment to release employee stock ownership plan shares
  (4,634 shares in 1999 and 4,997 shares in 1998)                                           64,843                 79,605

Shares earned under recognition and retention plan (3,481 shares in 1999 and
  3,739 shares in 1998), including tax benefit on shares vesting
  on October 16 of each year                                                                82,322                 83,039

Purchase of treasury stock, 31,841 shares at cost                                               --               (454,527)

Other comprehensive income                                                                 (32,121)                   798
                                                                                      ------------           ------------

Balance at end of period                                                              $ 25,288,717           $ 25,983,031
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

                      MILTON FEDERAL FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                            Three Months Ended
                                                                                December 31,
                                                                                ------------
                                                                         1999                  1998
                                                                         ----                  ----

NET CASH FLOWS FROM OPERATING ACTIVITIES                            $   846,503           $  1,216,478

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                                     (850,965)            (6,941,199)
         Proceeds from maturities and principal payments                747,103              1,927,954
         Proceeds from sales                                            798,312                     --
     Securities held to maturity
         Proceeds from maturities and principal payments                315,153                578,049
     Net increase in loans                                           (4,327,656)           (14,198,028)
     Proceeds from sale of loans                                             --              2,215,110
     Premises and equipment expenditures                                 (2,750)               (18,363)
     Purchase FHLB stock                                               (186,300)                    --
     Proceeds from sale of real estate owned                             57,495                     --
                                                                    -----------           ------------
         Net cash from investing activities                          (3,449,608)           (16,436,477)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                          (2,155,947)            12,327,417
     Net change in advance payments by borrowers for taxes
       and insurance                                                    247,580                399,479
     Net change in short-term borrowings                              3,200,000                     --
     Long-term advances from FHLB                                     1,800,000              1,000,000
     Principal payments on FHLB advances                               (124,260)              (124,286)
     Cash dividends paid                                               (302,889)              (320,494)
     Purchase of treasury stock                                              --               (454,527)
                                                                    -----------           ------------
         Net cash from financing activities                           2,664,484             12,827,589
                                                                    -----------           ------------

Net change in cash and cash equivalents                                  61,379             (2,392,410)

Cash and cash equivalents at beginning of period                      3,542,262              3,577,923
                                                                    -----------           ------------

Cash and cash equivalents at end of period                          $ 3,603,641           $  1,185,513
                                                                    ===========           ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period for
         Interest                                                   $ 2,892,101           $  2,799,455
         Income taxes                                                    55,000                     --


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

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Milton Federal Financial Corporation ("MFFC") at December 31, 1999, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements, and notes thereto, of MFFC for the fiscal year ended September 30, 1999, included in its 1999 annual report. MFFC has consistently followed the accounting policies described in the notes to financial statements contained in MFFC's 1999 annual report in preparing this Form 10-Q.

The consolidated financial statements include the accounts of MFFC and its wholly-owned subsidiary, Milton Federal Savings Bank (the "Bank"), together referred to as the Corporation. The financial statements of the Bank include the accounts of its wholly-owned subsidiary, Milton Financial Service Corporation. Milton Financial Service Corporation holds stock in Intrieve, Inc., the data processing center utilized by the Bank. All significant intercompany accounts and transactions have been eliminated.

MFFC is a thrift holding company, and through the subsidiary Bank, is engaged in the business of commercial and retail banking services with operations conducted through its main office in West Milton, Ohio, and from its full service branch offices located in Englewood, Brookville and Tipp City, Ohio. The Corporation is primarily organized to operate in the financial institution industry. Substantially all revenues are derived from the financial institution industry. Miami, Montgomery and Darke Counties, Ohio provide the source for substantially all the Corporation's deposit and lending activities.

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

Income tax expense is the total of the current-year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Some items in prior financial statements have been reclassified to conform to the current presentation.

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Employee Stock Option Plan ("ESOP") shares are considered outstanding for this calculation unless unearned. Recognition and Retention Plan ("RRP") shares are considered outstanding as they become vested. Diluted earnings per common share include the dilutive effect of RRP shares and the additional potential common shares issuable under stock options.

--------------------------------------------------------------------------------

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The factors used in the earnings per share computation are as follows:

                                                                          Three Months Ended
                                                                              December 31,
                                                                              ------------
                                                                        1999                1998
                                                                        ----                ----
BASIC EARNINGS PER COMMON SHARE
     Net income                                                      $  448,672           $  311,334
                                                                     ==========           ==========

     Weighted average common shares outstanding                       2,099,995            2,222,613
     Less:  Average unallocated ESOP shares                             (79,153)             (98,561)
     Less:  Average nonvested RRP shares                                (43,171)             (57,006)
                                                                     ----------           ----------

     Average shares                                                   1,977,671            2,067,046
                                                                     ==========           ==========

     Basic earnings per common share                                 $      .23           $      .15
                                                                     ==========           ==========

DILUTED EARNINGS PER COMMON SHARE
     Net income                                                      $  448,672           $  311,334
                                                                     ==========           ==========

     Weighted average common shares outstanding
       for basic earnings per common shares                           1,977,671            2,067,046
     Add:  Dilutive effects of average nonvested RRP shares                  --                  209
     Add:  Dilutive effects of stock options                                 --                2,109
                                                                     ----------           ----------

     Average shares and dilutive potential common shares              1,977,671            2,069,364
                                                                     ==========           ==========

     Diluted earnings per common share                               $      .23           $      .15
                                                                     ==========           ==========

Unearned RRP shares and stock options did not have a dilutive effect on the weighted average shares outstanding for the three months ended December 31, 1999, due to the fair value at the date of grant for the RRP shares and the exercise price for the stock options exceeding the average stock price of the Corporation for the three months ended December 31, 1999.


NOTE 2 - SECURITIES

The amortized cost and fair values of securities were as follows:

                                               Gross             Gross
                         Amortized          Unrealized        Unrealized              Fair
                            Cost               Gains             Losses               Value
                            ----               -----             ------               -----
DECEMBER 31, 1999
-----------------

Available for sale
    Equity               $    15,000          $     --          $      --           $    15,000
    Mortgage-backed       36,132,705           196,877           (408,836)           35,920,746
                         -----------          --------          ---------           -----------

    Total                $36,147,705          $196,877          $(408,836)          $35,935,746
                         ===========          ========          =========           ===========


--------------------------------------------------------------------------------

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

                                                          Gross              Gross
                                     Amortized         Unrealized         Unrealized             Fair
                                        Cost              Gains              Losses              Value
                                        ----              -----              ------              -----
DECEMBER 31, 1999
-----------------

Held to maturity
     Municipal obligations          $   125,000          $     --          $  (2,378)          $   122,622
     Mortgage-backed                 11,868,427            38,149           (273,401)           11,633,175
                                    -----------          --------          ---------           -----------

         Total                      $11,993,427          $ 38,149          $(275,779)          $11,755,797
                                    ===========          ========          =========           ===========

SEPTEMBER 30, 1999
------------------

Available for sale
     Equity                         $    15,000          $     --          $      --           $    15,000
     Mortgage-backed                 36,817,287           254,886           (418,176)           36,653,997
                                    -----------          --------          ---------           -----------

         Total                      $36,832,287          $254,886          $(418,176)          $36,668,997
                                    ===========          ========          =========           ===========

Held to maturity
     Municipal obligations          $   125,000          $     --          $  (1,820)          $   123,180
     Mortgage-backed                 12,192,173           136,856           (253,049)           12,075,980
                                    -----------          --------          ---------           -----------

         Total                      $12,317,173          $136,856          $(254,869)          $12,199,160
                                    ===========          ========          =========           ===========


The municipal obligation classified as held to maturity at December 31, 1999 matures December 2002.

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

During the three months ended December 31, 1999, proceeds from sales of securities available for sale were $798,312 with gross realized gains of $2,003 included in earnings. The Corporation had no sales of securities for the three months ended December 31, 1998.


--------------------------------------------------------------------------------

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 3 - LOANS

Loans were as follows:

                                                          December 31,           September 30,
                                                             1999                    1999
                                                             ----                    ----
Residential real estate loans
     1-4 family (first mortgage)                       $ 162,509,195           $ 159,291,522
     Home equity (1-4 family second mortgage)              6,160,248               5,347,292
     Multi-family                                          4,372,558               4,220,538
Nonresidential real estate loans                          13,315,047              12,755,574
Construction loans                                         9,327,595              11,872,585
                                                       -------------           -------------
        Total real estate loans                          195,684,643             193,487,511
Consumer loans
     Automobile                                            2,947,069               3,034,752
     Loans on deposits                                       231,919                 317,653
     Other consumer loans                                    358,750                 378,095
                                                       -------------           -------------
         Total consumer loans                              3,537,738               3,730,500
Commercial loans                                           3,887,665               3,466,079
                                                       -------------           -------------
     Total loans                                         203,110,046             200,684,090

Less:
     Net deferred loan fees                                 (597,894)               (609,131)
     Loans in process                                     (5,276,206)             (7,194,703)
     Allowance for loan losses                              (790,707)               (765,232)
                                                       -------------           -------------

         Net loans                                     $ 196,445,239           $ 192,115,024
                                                       =============           =============


The Corporation has sold various loans to other financial intermediaries while retaining the servicing rights. Gains and losses on loan sales are recorded at the time of the sale. Loans sold for which the Corporation has retained servicing totaled $15,048,545 at December 31, 1999 and $15,428,430 at September 30, 1999. Capitalized mortgage-servicing rights totaled $189,000 at December 31, 1999 and September 30, 1999. At December 31, 1999 and September 30, 1999, $2,626,923 of one- to four-family residential real estate loans were held for sale. Proceeds from the sale of loans during the three months ended December 31, 1998 were $2,215,110 with net realized gains of $52,615 included in earnings. No loans were sold during the three months ended December 31, 1999.

Activity in the allowance for losses on loans was as follows:

                                         Three Months Ended
                                            December 31,
                                            ------------
                                      1999               1998
                                      ----               ----

Beginning balance                  $ 765,232           $676,415
Provision for loan losses             25,000             30,000
Recoveries                               547                 --
Charge-offs                              (72)                --
                                   ---------           --------

Ending balance                     $ 790,707           $706,415
                                   =========           ========

--------------------------------------------------------------------------------

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------



NOTE 3 - LOANS (Continued)

Loans considered impaired within the scope of SFAS No. 114 were not significant at December 31, 1999 and September 30, 1999 and during the three months ended December 31, 1999 and 1998.

Nonperforming loans were as follows.

                                                          December 31,     September 30,
                                                             1999              1999
                                                             ----              ----

     Loans past due over 90 days still on accrual          $445,000          $225,000
     Nonaccrual loans                                       231,000           231,000


NOTE 4 - BORROWED FUNDS

At December 31, 1999, the Bank had a cash-management line-of-credit enabling it to borrow up to $12,413,550 from the Federal Home Loan Bank ("FHLB") of Cincinnati. The line of credit must be renewed on an annual basis. The next renewal date is April 16, 2000. Variable rate borrowings of $12,400,000 and $9,200,000 were outstanding related to this cash management line of credit at December 31, 1999 and September 30, 1999.

As a member of the FHLB system, the Bank has the ability to obtain additional borrowings up to a total of 50% of Bank assets subject to the level of qualified, pledgable one- to four-family residential real estate loans. The Bank had variable rate borrowings totaling $27,800,000, with interest rates ranging from 6.00% to 6.48%, at December 31, 1999 and $7,000,000, with interest rates ranging from 5.33% to 5.51%, at September 30, 1999. The Bank had fixed rate borrowings totaling $11,159,203 at December 31, 1999 and $11,283,463 at September 30, 1999. The interest rates on these borrowings ranged from 5.80% to 6.42% at December 31, 1999 and September 30, 1999. The Bank also had $15,000,000 and $34,000,000 in convertible advances at December 31, 1999 and September 30, 1999, whereby the interest rates are fixed for a specified period of time and then change to variable for the remaining term of the advance. $19,000,000 of these advances converted to variable rate during the three months ended December 31, 1999. The interest rates on the convertible advances ranged from 5.26% to 5.65% at December 31, 1999 and 5.12% to 5.65% at September 30, 1999.

Advances under the borrowing agreements are collateralized by a blanket pledge of the Bank's residential mortgage loan portfolio and FHLB stock.

At December 31, 1999, required annual principal payments are as follows:


     Period ending December 31:
                2000                            $20,615,526
                2001                              3,910,996
                2002                              2,227,740
                2003                              1,261,632
                2004                                709,392
             Thereafter                          37,633,917
                                                -----------
                                                $66,359,203
                                                ===========


--------------------------------------------------------------------------------

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------



NOTE 5 - COMMITMENTS, OFF-BALANCE-SHEET RISK AND CONTINGENCIES

Various contingent liabilities are not reflected in the financial statements, including claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material effect on financial condition or results of operations of the Corporation.

Some financial instruments are used in the normal course of business to meet financing needs of customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These involve, to varying degrees, credit and interest rate risk in excess of the amount reported in the financial statements.

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

As of December 31, 1999 and September 30, 1999, the Corporation had commitments to make fixed rate, one- to four-family residential real estate loans at current market rates totaling $418,000 and $1,040,000. Loan commitments are generally for thirty days. The interest rate on the fixed rate commitments ranged from 7.50% to 8.50% at December 31, 1999 and 7.00% to 10.25% at September 30, 1999.
The Corporation had commitments to make variable rate, one- to four-family residential real estate loans totaling $223,000, with interest rates ranging from 7.13% to 7.63% at September 30, 1999. No variable rate loan commitments were outstanding at December 31, 1999. As of December 31, 1999 and September 30, 1999, the Corporation had $4,530,000 and $4,540,000 in unused variable rate home equity lines of credit and $2,181,000 and $2,034,000 in unused variable rate commercial lines of credit.

At December 31, 1999 and September 30, 1999, the Corporation had standby letter of credit commitments totaling $465,000.

At December 31, 1999 and September 30, 1999, compensating balances of $1,687,000 and $1,693,000 were required as deposits with the FHLB and Federal Reserve. These balances do not earn interest.

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

--------------------------------------------------------------------------------

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------



NOTE 6 - PROPOSED MERGER

A definitive agreement was signed on January 13, 2000 whereby BancFirst Ohio Corp. ("BFOC") will acquire the Corporation. Under the terms of the agreement, BFOC will exchange .444 of a share of its common stock and $6.80 cash for each of the 2,099,995 outstanding shares of the Corporation. The Corporation's unexercised stock options will be redeemed for cash equal to the acquisition price per share less than the exercise price of the options prior to closing. Based on BFOC's closing price of $20.375 on January 12, 2000, the transaction would be valued at $33.3 million.

The merger is expected to be consummated in the second quarter of 2000, pending approval by the Corporation's shareholders, regulatory approval and other customary conditions of closing. The Corporation has granted to BFOC an option to purchase up to 19.9% of the Corporation's outstanding shares upon the occurrence of certain events.

--------------------------------------------------------------------------------

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discusses the financial condition of the Corporation as of December 31, 1999, as compared to September 30, 1999, and the results of operations for the three month period ended December 31, 1999, compared with the same period in 1998. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.


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


ANALYSIS OF FINANCIAL CONDITION

The Corporation's assets totaled $260.0 million at December 31, 1999, an increase of $3.3 million, or 1.3%, from $256.7 million at September 30, 1999. The growth in assets was primarily in loans. Such growth was funded by Federal Home Loan Bank advances.

Net loans increased from $192.1 million at September 30, 1999 to $196.4 million at December 31, 1999. The growth in loans was primarily in one- to four-family first mortgage loans real estate loans, which increased $3.2 million. Growth in total real estate loans is primarily related to growth in the Corporation's market area, as the Corporation has not changed its philosophy regarding pricing or underwriting standards during the period. Construction loans decreased $2.5 million as loans were converted to more permanent financing upon completion of construction. Changes in other types of loans were not significant.

The Corporation began originating one- to four-family first mortgage loans with the intent of selling them in the secondary market in fiscal 1999. The loans were sold as a means to manage interest rate risk by reducing the Corporation's investment in longer term, fixed rate loans. The Corporation retained the right to service the loans for a fee to provide an additional source of fee income. As a result, $2.6 million in loans were held for sale at December 31, 1999 and September 30, 1999. Prior to fiscal 1999, the Corporation sold pools of portfolio loans from time to time to manage interest rate risk.

--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


Total deposits decreased $2.2 million, or 1.3%, from $168.5 million at September 30, 1999 to $166.3 million at December 31, 1999. The Corporation experienced decreases in all deposit types. However, no individual type made up a significant amount of the decrease. The overall decrease partially resulted from customer withdrawals related to Year 2000 concerns and the Holiday season.

Borrowed funds totaled $61.5 million at September 30, 1999 and $66.4 million at December 31, 1999. The majority of borrowed funds are invested in mortgage-backed and related securities to leverage the Corporation's excess capital and to provide liquidity for future loan growth. The Corporation has used nearly all of their cash management line of credit with the Federal Home Loan Bank to support the loan demand.


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

The Corporation's net income is primarily dependent upon its net interest income (the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities). Net income is also affected by provisions for loan losses, service charges, gains on sale of assets and other income, noninterest expense and income taxes. The Corporation's net income of $449,000 for the three months ended December 31, 1999 represented an increase of $137,000 when compared to the same period in 1998. Basic earnings per share increased $.08 per share from $.15 per share for 1998 to $.23 for 1999.

Net interest income is the largest component of the Corporation's income and is affected by the interest rate environment and volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income totaled $1,676,000 for the three months ended December 31, 1999, compared to $1,454,000 for the same period in 1998. The increase resulted from the Corporation's overall growth in assets. Additionally, the Corporation had a larger proportion of funds invested in higher yielding loans as opposed to securities. The Corporation remains liability sensitive, whereby its interest-bearing liabilities will generally reprice more quickly than its interest-earning assets. Therefore, the Corporation's net interest margin will generally increase in periods of falling interest rates in the market and will decrease in periods of rising interest rates. Accordingly, in a rising rate environment, the Corporation may need to increase rates to attract and retain deposits. Due to the negative gap position, such a rise in interest rates may not have such an immediate impact on interest-earning assets. This lag could negatively affect net interest income.

Interest and fees on loans totaled $3,750,000 for the three months ended December 31, 1999 compared to $3,402,000 for the three months ended December 31, 1998. The increase in interest and fees on loans was due to higher average loan balances primarily related to the origination of one- to four-family first mortgage loans.

--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


Interest on deposits totaled $1,966,000 for the three months ended December 31, 1999 and $2,036,000 for the three months ended December 31, 1998. The decrease resulted from a lower average cost of deposits for the period.

Interest on borrowed funds totaled $894,000 for the three months ended December 31, 1999 compared to $725,000 for the same period in 1998. The increase was the result of higher average balances of borrowed funds during the period. Beginning in the fourth quarter of fiscal 1995, the Corporation borrowed funds and invested a portion of these funds in mortgage-backed securities to leverage excess capital. From time to time, the Corporation has borrowed additional adjustable rate funds for similar purposes as well as to provide funding for loan growth. The Corporation has also borrowed fixed rate funds to provide for long term liquidity needs. As opportunities arise, the Corporation may make additional borrowings to fund loan demand and mortgage-backed and related security purchases.

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

Other than $115,000 in charge-offs during fiscal 1998, the Corporation has not experienced any significant charge-offs for the past several years. The charge-off related to a single loan relationship for which the Corporation maintained a specific valuation allowance. The Corporation's low historical charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a down payment of 20% of the lower of sales price or appraised value of one- to four-family residential real estate loans, established income information and defined ratios of debt to income. Loans secured by real estate make up 96.3% of the Corporation's loan portfolio, and loans secured by first mortgages on one- to four-family residential real estate constituted 80.0% of total loans at December 31, 1999. Notwithstanding the historically low level of charge-offs, management believes it is prudent to continue increasing the allowance for loan losses as total loans increase. Accordingly, management anticipates it will continue its provisions to the allowance for loan losses at current levels for the near future, providing the volume of nonperforming loans remains insignificant. The provision for loan losses totaled $25,000 during the three months ended December 31, 1999, compared to $30,000 for the same period in 1998.

Noninterest income totaled $142,000 for the three months ended December 31, 1999 compared to $157,000 for the three months ended December 31, 1998. Gains of $53,000 were realized on sales of loans during the three months ended December 31, 1998. Loan sales did not occur in 1999 which contributed to the decrease in noninterest income. The decrease was partly offset by an increase in service charges and other fees during the three months ended December 31, 1999. The loan sales were made for interest-rate risk-strategy purposes. The increase in service charges and other fees was the result of a change in pricing for overdraft, stop payment and ATM surcharge fees as well as the overall growth in the Corporation's customer deposit base.

--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


Noninterest expense totaled $1,114,000 for the three months ended December 31, 1999 compared to $1,108,000 for the three months ended December 31, 1998. The Corporation experienced modest increases in most of the components of noninterest expense. The increase in occupancy and data processing services resulted from the expanded account base and services associated with the growth experienced in the two offices opened over the past few years.

The volatility of income tax expense is primarily attributable to the change in net income before income taxes. Income tax expense totaled $231,000, or an effective rate of 34.0%, for the three months ended December 31, 1999, compared to $162,000, or an effective rate of 34.2%, for the three months ended December 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash equivalents, is a result of operating, investing and financing activities. These activities are summarized below for the three months ended December 31, 1999 and 1998.

                                                                       Three Months Ended
                                                                          December 31,
                                                                          ------------
                                                                     1999              1998
                                                                     ----              ----
                                                                         (In thousands)

     Net income                                                    $   449           $    311
     Adjustments to reconcile net income to net cash
     from operating activities                                         398                905
                                                                   -------           --------

     Net cash from operating activities                                847              1,216
     Net cash from investing activities                             (3,450)           (16,436)
     Net cash from financing activities                              2,664             12,828
                                                                   -------           --------

     Net change in cash and cash equivalents                            61             (2,392)
     Cash and cash equivalents at beginning of period                3,542              3,578
                                                                   -------           --------

     Cash and cash equivalents at end of period                    $ 3,603           $  1,186
                                                                   =======           ========

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

Office of Thrift Supervision ("OTS") regulations presently require the Corporation to maintain an average daily balance of investments in U.S. Treasury, federal agency obligations and other investments having maturities of five years or less in an amount equal to 4% of the sum of the Corporation's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity

--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds on which the Corporation may rely, if necessary, to fund deposit withdrawals or other short term funding needs. At December 31, 1999, the Corporation's regulatory liquidity was 28.0%. At such date, the Corporation had commitments to originate fixed rate loans totaling $418,000. The Corporation had no commitments to purchase or sell loans. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short and long-term needs. See Note 5 of the Notes to Consolidated Financial Statements.

The Bank is required by regulations to meet certain minimum capital requirements, which must be generally as stringent as standards established for commercial banks. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which, for the Bank, consists solely of tangible capital) of 4.0% of adjusted total assets, except for institutions with the highest examination rating and acceptable levels of risk, and risk-based capital (which, for the Bank, consists of core capital and general valuation allowances) of 8.0% of risk-weighted assets (assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk).

The following table summarizes the Bank's regulatory capital requirements and actual capital at December 31, 1999.

                                                                                 Excess of actual
                                                                               capital over current
                               Actual capital          Current requirement          requirement
                           ---------------------     ---------------------      -------------------      Applicable
(Dollars in thousands)       Amount      Percent       Amount        Percent      Amount     Percent     Asset Total
                             ------      -------       ------        -------      ------     -------     -----------

Tangible capital            $23,400        9.0%       $ 3,899          1.5%       $19,501      7.5%       $259,955
Core capital                 23,400        9.0         10,398          4.0         13,002      5.0         259,955
Risk-based capital           24,157       17.8         10,848          8.0         13,309      9.8         135,605


In April 1999, the Board of Directors of the Corporation authorized the purchase of up to 5% of the Corporation's outstanding common shares over a twelve-month period. At December 31, 1999, 25,000 shares have been purchased.

YEAR 2000 ISSUE

The Corporation experienced no problems in their own computer application systems, nor has management been made aware of any system problems of the Corporation's major customers and vendors, related to Year 2000 issues. The Corporation experienced a slight decrease in deposits which management believes may have been Year 2000 related.

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

As the Corporation's loan portfolio is primarily made up of fixed rate loans, the Corporation is particularly sensitive to periods of rising interest rates. In such periods, the Corporation's net interest spread is negatively affected because the interest rate paid on deposits increases faster than the rates earned on loans. Management is continuing to originate variable rate mortgage loans as the primary means to manage this risk. Variable rate loans increased from $41.5 million at September 30, 1999 to $43.1 million at December 31, 1999. In addition, the Corporation also originates consumer and commercial loans; however, such loans make up only a small percentage of the overall loan portfolio. Consumer loans typically have a significantly shorter weighted average maturity and offer less exposure to interest rate risks while commercial loans generally carry variable interest rates. From time to time, the Corporation has also sold pools of fixed rate mortgage loans and invested the funds in shorter term fixed rate loans, adjustable rate loans and adjustable rate mortgage-backed securities. Such investments have less exposure to interest rate risk. The Corporation may sell additional pools of fixed rate loans in the future should the need exist.

Lastly, as part of its effort to monitor and manage interest rate risk, the Bank uses the "net portfolio value" ("NPV") methodology adopted by the OTS as part of its capital regulations. Presented in the Corporation's 1999 annual report, as of September 30, 1999, is an analysis of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates. Also presented are policy limits set by the Board of Directors of the Bank as to the maximum change in NPV that the Board of Directors deems advisable in case of various changes in interest rates. Such limits are established with consideration of the dollar impact of various rate changes and the Bank's strong capital position. Management believes that no events have occurred since September 30, 1999 that would significantly change the Bank's NPV at December 31, 1999 under each of the assumed shifts of 100 basis points in market interest rates.

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

--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


Item 1.    Legal Proceedings
           None

Item 2.    Changes in Securities and Use of Proceeds
           None

Item 3.    Defaults Upon Senior Securities
           None

Item 4.    Submission of Matters to a Vote of Security Holders
           None

Item 5.    Other Information
           None

Item 6.    Exhibits and Reports on Form 8-K
           (a) Exhibit No. 27:  Financial Data Schedule.
           (b) No current reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1999.

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




Date February 10, 2000                       /s/  Glenn E. Aidt
     ---------------------------             ------------------
                                             Glenn E. Aidt
                                             President





Date February 10, 2000                       /s/  Thomas P. Eyer
     ---------------------------             -------------------
                                             Thomas P. Eyer
                                             Treasurer (Chief Financial Officer)






--------------------------------------------------------------------------------

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