Form 10-Q
period 2000-03-31
MILTON FEDERAL FINANCIAL CORP
filed 2000-05-15
CIK 925722

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

Yes   [X]   No   [ ]

As of May 5, 2000, the latest practicable date, 2,099,995 shares of the registrant's common shares, no par value, were issued and outstanding.

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

                      MILTON FEDERAL FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------


Item 1.  Financial Statements
         --------------------

                                                                            March 31,        September 30,
                                                                              2000               1999
                                                                              ----               ----
ASSETS
     Cash and amounts due from depository institutions                    $  1,163,487       $  3,138,920
     Interest-bearing deposits in other financial institutions                 953,719            403,342
                                                                          ------------       ------------
         Total cash and cash equivalents                                     2,117,206          3,542,262
     Securities available for sale                                          34,768,624         36,668,997
     Securities held to maturity (Estimated fair value of $11,551,917
       at March 31, 2000 and $12,199,160 at September 30, 1999)             11,667,959         12,317,173
     Federal Home Loan Bank stock                                            3,477,000          3,131,700
     Loans held for sale                                                    20,000,000          2,626,923
     Loans, net                                                            180,552,887        192,115,024
     Premises and equipment, net                                             2,524,875          2,629,439
     Cash surrender value of life insurance                                  1,696,530          1,661,644
     Accrued interest receivable                                             1,337,662          1,335,349
     Real estate owned                                                         221,099            201,015
     Other assets                                                              612,496            447,108
                                                                          ------------       ------------

              Total assets                                                $258,976,338       $256,676,634
                                                                          ============       ============

LIABILITIES
     Deposits                                                             $164,353,649       $168,471,283
     Borrowed funds                                                         68,365,945         61,483,463
     Advance payments by borrowers for taxes and insurance                     419,378            551,027
     Accrued interest payable                                                  420,231            352,075
     Other liabilities                                                         429,335            790,896
                                                                          ------------       ------------
         Total liabilities                                                 233,988,538        231,648,744

SHAREHOLDERS' EQUITY
     Preferred stock, no par value, 1,000,000 shares authorized,
       none outstanding                                                             --                 --
     Common stock, no par value, 9,000,000 shares authorized,
       2,578,875 shares issued                                                      --                 --
     Additional paid-in capital                                             25,294,682         25,231,035
     Retained earnings                                                       8,773,338          8,529,714
     Treasury stock, at cost, 478,880 shares at March 31, 2000
       and September 30, 1999                                               (7,017,271)        (7,017,271)
     Unearned employee stock ownership plan shares                            (859,484)          (969,101)
     Unearned recognition and retention plan shares                           (538,383)          (638,715)
     Accumulated other comprehensive income                                   (665,082)          (107,772)
                                                                          ------------       ------------
         Total shareholders' equity                                         24,987,800         25,027,890
                                                                          ------------       ------------

              Total liabilities and shareholders' equity                  $258,976,338       $256,676,634
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

                      MILTON FEDERAL FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------

                                               Three Months Ended             Six Months Ended
                                                    March 31,                     March 31,
                                                    ---------                     ---------
                                               2000           1999           2000           1999
                                               ----           ----           ----           ----
INTEREST AND DIVIDEND INCOME
     Loans, including fees                  $3,775,950     $3,540,373     $7,526,282     $6,942,392
     Securities                                761,098        778,194      1,493,776      1,516,353
     Other, including dividend income           53,213         46,461        106,548        121,185
                                            ----------     ----------     ----------     ----------
                                             4,590,261      4,365,028      9,126,606      8,579,930

INTEREST EXPENSE
     Deposits                                1,962,315      2,030,546      3,928,559      4,066,352
     Borrowed funds                            986,500        752,850      1,880,324      1,477,661
                                            ----------     ----------     ----------     ----------
                                             2,948,815      2,783,396      5,808,883      5,544,013
                                            ----------     ----------     ----------     ----------

NET INTEREST INCOME                          1,641,446      1,581,632      3,317,723      3,035,917

Provision for loan losses                       20,000         30,000         45,000         60,000
                                            ----------     ----------     ----------     ----------

NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES               1,621,446      1,551,632      3,272,723      2,975,917

NONINTEREST INCOME
     Service charges and other fees             97,883         67,603        200,876        129,304
     Gain on sale of securities                     --         28,837          2,003         28,837
     Gain on sale of loans                          --         21,298             --         73,913
     Gain on sale of REO                            --             --          6,366             --
     Other income                               30,177         28,631         61,096         71,172
                                            ----------     ----------     ----------     ----------
                                               128,060        146,369        270,341        303,226

NONINTEREST EXPENSE
     Salaries and employee benefits            658,383        621,408      1,308,096      1,257,501
     Occupancy expense                         107,322        113,176        221,467        215,942
     Data processing services                  108,630         69,283        180,356        127,771
     State franchise taxes                      76,247         80,262        156,444        167,453
     Federal deposit insurance premiums          8,826         23,644         33,602         45,776
     Advertising                                 5,770         10,660         20,365         30,530
     Other expenses                            170,606        201,489        329,140        382,707
                                            ----------     ----------     ----------     ----------
                                             1,135,784      1,119,922      2,249,470      2,227,680
                                            ----------     ----------     ----------     ----------

INCOME BEFORE INCOME TAX                       613,722        578,079      1,293,594      1,051,463

Income tax expense                             213,000        197,000        444,200        359,000
                                            ----------     ----------     ----------     ----------

NET INCOME                                  $  400,722     $  381,079     $  849,394     $  692,463
                                            ==========     ==========     ==========     ==========

Earnings per common share - Basic           $      .20     $      .19     $      .43     $      .34
                                            ==========     ==========     ==========     ==========
Earnings per common share - Diluted         $      .20     $      .19     $      .43     $      .34
                                            ==========     ==========     ==========     ==========
Dividends per common share                  $      .16     $      .15     $      .31     $      .30
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

                      MILTON FEDERAL FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                  Three Months Ended            Six Months Ended
                                                       March 31,                    March 31,
                                                       ---------                    ---------
                                                  2000          1999           2000          1999
                                                  ----          ----           ----          ----
NET INCOME                                     $ 400,722      $381,079      $ 849,394      $692,463

Other comprehensive income (loss):
   Unrealized holding gains (losses) on
     available for sale securities
     arising during the period                  (795,741)       81,091       (842,407)       82,284
   Reclassification adjustment for (gains)
     losses realized on securities
     sales included in net income                     --       (28,837)        (2,003)      (28,837)
                                               ---------      --------      ---------      --------
Net unrealized gain (loss)                      (795,741)       52,254       (844,410)       53,447
Tax effect                                       270,552       (17,778)       287,100       (18,173)
                                               ---------      --------      ---------      --------
     Total other comprehensive
       Income (loss)                            (525,189)       34,476       (557,310)       35,274
                                               ---------      --------      ---------      --------

COMPREHENSIVE INCOME (LOSS)                    $(124,467)     $415,555      $ 292,084      $727,737
                                               =========      ========      =========      ========

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                      MILTON FEDERAL FINANCIAL CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                  Three Months Ended                   Six Months Ended
                                                       March 31,                           March 31,
                                                       ---------                           ---------
                                                2000              1999              2000              1999
                                                ----              ----              ----              ----
Balance at beginning of period              $25,288,717       $25,983,031       $25,027,890       $26,283,226

Net income                                      400,722           381,079           849,394           692,463

Cash dividends                                 (302,881)         (314,893)         (605,770)         (635,387)

Commitment to release employee
  stock ownership plan shares                    76,219            75,029           141,062           154,634

Shares earned under recognition and
  retention plan, including tax benefit          50,212            46,394           132,534           129,433

Purchase of treasury stock                           --          (928,375)               --        (1,382,902)

Other comprehensive income (loss)              (525,189)           34,476          (557,310)           35,274
                                            -----------       -----------       -----------       -----------

Balance at end of period                    $24,987,800       $25,276,741       $24,987,800       $25,276,741
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

                      MILTON FEDERAL FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                      Six Months Ended
                                                                          March 31,
                                                                          ---------
                                                                   2000               1999
                                                                   ----               ----
NET CASH FLOWS FROM OPERATING ACTIVITIES                       $   946,685       $    614,013

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                                (850,965)        (9,588,941)
         Proceeds from maturities and principal payments         1,125,452          4,483,159
         Proceeds from sales                                       798,312          3,011,615
     Securities held to maturity
         Purchases                                                      --           (125,000)
         Proceeds from maturities and principal payments           632,415          1,290,205
     Net increase in loans                                      (5,927,153)       (18,169,179)
     Proceeds from sale of loans                                        --          4,371,901
     Premises and equipment expenditures                            (4,526)           (26,300)
     Purchase FHLB stock                                          (230,200)           (39,400)
     Proceeds from sale of real estate owned                        57,495                 --
                                                               -----------       ------------
         Net cash from investing activities                     (4,399,170)       (14,791,940)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                     (4,117,634)        13,293,588
     Net change in advance payments by borrowers for taxes
       and insurance                                              (131,649)            83,617
     Net change in short-term borrowings                        (6,190,000)           600,000
     Long-term advances from FHLB                               13,800,000          1,000,000
     Principal payments on FHLB advances                          (727,518)          (851,646)
     Cash dividends paid                                          (605,770)          (635,387)
     Purchase of treasury stock                                         --         (1,382,902)
                                                               -----------       ------------
         Net cash from financing activities                      2,027,429         12,107,270
                                                               -----------       ------------

Net change in cash and cash equivalents                         (1,425,056)        (2,070,657)

Cash and cash equivalents at beginning of period                 3,542,262          3,577,923
                                                               -----------       ------------

Cash and cash equivalents at end of period                     $ 2,117,206       $  1,507,266
                                                               ===========       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period for
         Interest                                              $ 5,740,727       $  5,504,543
         Income taxes                                              504,000            180,500

     Noncash activities
         Transfer of loans from portfolio to held for sale     $17,373,077                 --
         Transfer of loans to real estate owned                     71,213                 --

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

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Milton Federal Financial Corporation ("MFFC") at March 31, 2000, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements, and notes thereto, of MFFC for the fiscal year ended September 30, 1999, included in its 1999 annual report. MFFC has consistently followed the accounting policies described in the notes to financial statements contained in MFFC's 1999 annual report in preparing this Form 10-Q.

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

MFFC is a thrift holding company and, through the Bank, is engaged in the business of commercial and retail banking services with operations conducted through its main office in West Milton, Ohio, and from its full service branch offices located in Englewood, Brookville and Tipp City, Ohio. The Corporation is primarily organized to operate in the financial institution industry. Substantially all revenues are derived from the financial institution industry. Miami, Montgomery and Darke Counties, Ohio provide the source for substantially all the Corporation's deposit and lending activities.

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

Income tax expense is the total of the current-year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. Income tax expense is based on the effective rate expected to be applicable for the entire year.

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

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The factors used in the earnings per share computation are as follows:

                                                Three Months Ended                 Six Months Ended
                                                     March 31,                         March 31,
                                                     ---------                         ---------
                                               2000             1999             2000             1999
                                               ----             ----             ----             ----
BASIC EARNINGS PER COMMON SHARE
     Net income                             $  400,722       $  381,079       $  849,394       $  692,463
                                            ==========       ==========       ==========       ==========

     Weighted average common
       shares outstanding                    2,099,995        2,181,112        2,099,995        2,210,873
     Less:  Average unallocated
       ESOP shares                             (74,558)         (93,639)         (76,868)        (101,258)
     Less:  Average nonvested
       RRP shares                              (39,687)         (53,614)         (41,439)         (58,980)
                                            ----------       ----------       ----------       ----------

     Average Shares                          1,985,750        2,033,859        1,981,688        2,050,635
                                            ==========       ==========       ==========       ==========

     Basic earnings per common share        $      .20       $      .19       $      .43       $      .34
                                            ==========       ==========       ==========       ==========

DILUTED EARNINGS PER COMMON SHARE
     Net income                             $  400,722       $  381,079       $  849,394       $  692,463
                                            ==========       ==========       ==========       ==========

     Weighted average common
       shares outstanding                    1,985,750        2,033,859        1,981,688        2,050,635
     Less:  Dilutive effects of
       stock options                            12,103           10,073               --            6,125
     Less:  Dilutive effects of average
       nonvested RRP shares                      2,604            2,198               --            2,909
                                            ----------       ----------       ----------       ----------

     Average shares and dilutive
       potential common shares               2,000,457        2,046,130        1,981,688        2,059,669
                                            ==========       ==========       ==========       ==========

     Diluted earnings per common share      $      .20       $      .19       $      .43       $      .34
                                            ==========       ==========       ==========       ==========

Stock options and nonvested RRP shares did not have a dilutive effect on the weighted average shares outstanding for the six months ended March 31, 2000, due to the exercise price for the stock options and the fair value at the date of grant for the RRP shares exceeding the average stock price of the Corporation for the six months ended March 31, 2000.

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

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES

The amortized cost and fair values of securities were as follows:

                                                Gross          Gross
                                Amortized     Unrealized     Unrealized         Fair
                                  Cost          Gains          Losses           Value
                                  ----          -----          ------           -----
MARCH 31, 2000
--------------

Available for sale
     Equity                    $    15,000     $     --     $        --      $    15,000
     Mortgage-backed            35,761,324       53,610      (1,061,310)      34,753,624
                               -----------     --------     -----------      -----------

         Total                 $35,776,324     $ 53,610     $(1,061,310)     $34,768,624
                               ===========     ========     ===========      ===========

Held to maturity
     Municipal obligations     $   125,000     $     --     $    (2,478)     $   122,522
     Mortgage-backed            11,542,959      143,267        (256,831)      11,429,395
                               -----------     --------     -----------      -----------

         Total                 $11,667,959     $143,267     $  (259,309)     $11,551,917
                               ===========     ========     ===========      ===========

SEPTEMBER 30, 1999
------------------

Available for sale
     Equity                    $    15,000     $     --     $        --      $    15,000
     Mortgage-backed            36,817,287      254,886        (418,176)      36,653,997
                               -----------     --------     -----------      -----------

         Total                 $36,832,287     $254,886     $  (418,176)     $36,668,997
                               ===========     ========     ===========      ===========

Held to maturity
     Municipal obligations     $   125,000     $     --     $    (1,820)     $   123,180
     Mortgage-backed            12,192,173      136,856        (253,049)      12,075,980
                               -----------     --------     -----------      -----------

         Total                 $12,317,173     $136,856     $  (254,869)     $12,199,160
                               ===========     ========     ===========      ===========

The municipal obligation classified as held to maturity at March 31, 2000 matures December 2002.

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

--------------------------------------------------------------------------------

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

During the six months ended March 31, 2000, proceeds from sales of securities available for sale were $798,312 with gross realized gains of $2,003 included in earnings. No sales occurred during the three months ended March 31, 2000. During the three and six months ended March 31, 1999, proceeds from sales of securities available for sale were $3,011,615 with gross realized gains of $28,837 included in earnings.


NOTE 3 - LOANS

Loans were as follows:

                                                              March 31,        September 30,
                                                                2000               1999
                                                                ----               ----
          Residential real estate loans
               1-4 family (first mortgage)                  $145,375,495       $159,291,522
               Home equity (1-4 family second mortgage)        6,502,098          5,347,292
               Multi-family                                    4,767,157          4,220,538
          Nonresidential real estate loans                    13,676,171         12,755,574
          Construction loans                                   6,989,269         11,872,585
                                                            ------------       ------------
                  Total real estate loans                    177,310,190        193,487,511
          Consumer loans
               Automobile                                      3,016,732          3,034,752
               Loans on deposits                                 294,096            317,653
               Other consumer loans                              334,086            378,095
                                                            ------------       ------------
                   Total consumer loans                        3,644,914          3,730,500
          Commercial loans                                     4,044,037          3,466,079
                                                            ------------       ------------
               Total loans                                   184,999,141        200,684,090

          Less:
               Net deferred loan fees                           (586,918)          (609,131)
               Loans in process                               (3,086,999)        (7,194,703)
               Allowance for loan losses                        (772,337)          (765,232)
                                                            ------------       ------------

                   Net loans                                $180,552,887       $192,115,024
                                                            ============       ============

The Corporation has sold various loans to other financial intermediaries while retaining the servicing rights. Gains and losses on loan sales are recorded at the time of the sale. Loans sold for which the Corporation has retained servicing totaled $14,791,383 at March 31, 2000 and $15,428,430 at September 30, 1999. Capitalized mortgage servicing rights totaled $189,000 at March 31, 2000 and September 30, 1999. At September 30, 1999, $2,626,923 of one- to four-family residential real estate loans were held for sale. As part of management's plan to improve the Corporation's interest-rate risk position, $17,373,077 of one- to four-family residential fixed-rate real estate loans were transferred from the portfolio to held for sale effective March 31, 2000. Proceeds from the sale of loans during the three and six months ended March 31, 1999 were $2,156,791 and $4,371,901 with net realized gains of $21,298 and $73,913 included in earnings. No loans were sold during the three or six months ended March 31, 2000.

--------------------------------------------------------------------------------

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 3 - LOANS (Continued)

Activity in the allowance for losses on loans was as follows:

                                Three Months Ended           Six Months Ended
                                     March 31,                   March 31,
                                     ---------                   ---------
                                2000           1999         2000           1999
                                ----           ----         ----           ----
Beginning balance             $790,707       $706,415     $765,232       $676,415
Provision for loan losses       20,000         30,000       45,000         60,000
Recoveries                       6,459             --        7,006             --
Charge-offs                    (44,829)            --      (44,901)            --
                              --------       --------     --------       --------

Ending balance                $772,337       $736,415     $772,337       $736,415
                              ========       ========     ========       ========

Loans considered impaired within the scope of SFAS No. 114 were not significant at March 31, 2000 and September 30, 1999 and during the three and six months ended March 31, 2000 and 1999.

Nonperforming loans were as follows.

                                                               March 31,       September 30,
                                                                 2000              1999
                                                                 ----              ----
         Loans past due over 90 days still on accrual          $ 10,000          $225,000
         Nonaccrual loans                                       265,000           231,000


NOTE 4 - BORROWED FUNDS

At March 31, 2000, the Bank had a cash management line of credit enabling it to borrow up to $12,413,550 from the Federal Home Loan Bank ("FHLB") of Cincinnati. The line of credit must be renewed on an annual basis. The next renewal date is April 16, 2000. Variable rate borrowings of $3,010,000 and $9,200,000 were outstanding related to this cash management line of credit at March 31, 2000 and September 30, 1999.

As a member of the FHLB system, the Bank has the ability to obtain additional borrowings up to a total of 50% of Bank assets subject to the level of qualified, pledgable one- to four-family residential real estate loans. The Bank had variable rate borrowings totaling $32,800,000, with interest rates ranging from 6.04% to 6.50%, at March 31, 2000 and $7,000,000, with interest rates ranging from 5.33% to 5.51%, at September 30, 1999. The Bank had fixed rate borrowings totaling $10,555,945 at March 31, 2000 and $11,283,463 at September 30, 1999. The interest rates on these borrowings ranged from 5.80% to 6.42% at March 31, 2000 and September 30, 1999. The Bank also had $22,000,000 and $34,000,000 in convertible advances at March 31, 2000 and September 30, 1999, whereby the interest rates are fixed for a specified period of time and then change to variable for the remaining term of the advance. The interest rates on these advances ranged from 5.39% to 6.85% at March 31, 2000 and 5.12% to 5.65% at September 30, 1999. During the six months ended March 31, 2000, $24,000,000 of these advances converted to variable rate and are included in the variable rate total above.

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

--------------------------------------------------------------------------------

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 4 - BORROWED FUNDS (Continued)

At March 31, 2000, required annual principal payments were as follows:

                   Period ending March 31:
                            2001                               $12,126,144
                            2002                                 2,831,278
                            2003                                 2,663,677
                            2004                                   710,044
                            2005                                   667,760
                         Thereafter                             49,367,042
                                                               -----------

                                                               $68,365,945
                                                               ===========


NOTE 5 - COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES

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

Exposure to credit loss if the other party does not perform is represented by the contractual amount for commitments to extend credit, standby letters of credit and written financial guarantees. The same credit policies are used for commitments and conditional obligations as are used for loans. The amount of collateral obtained, if deemed necessary, on extension of credit is based on management's credit evaluation and generally consists of residential or commercial real estate. Lines of credit are primarily home equity lines collateralized by second mortgages on one- to four-family residential real estate and commercial lines of credit collateralized by business assets.

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

As of March 31, 2000 and September 30, 1999, the Corporation had commitments to make fixed rate, one- to four-family residential real estate loans at current market rates totaling $225,000 and $1,040,000. Loan commitments are generally for thirty days. The interest rate on the fixed rate commitments ranged from 7.50% to 9.75% at March 31, 2000 and 7.00% to 10.25% at September 30, 1999. The
Corporation had commitments to make variable rate, one- to four-family residential real estate loans totaling $223,000, with interest rates ranging from 7.13% to 7.63% at September 30, 1999. No variable rate loan commitments were outstanding at March 31, 2000. As of March 31, 2000 and September 30, 1999, the Corporation had $4,233,000 and $4,540,000 in unused variable rate home equity lines of credit and $1,387,000 and $2,034,000 in unused variable rate commercial lines of credit.

--------------------------------------------------------------------------------

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 5 - COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES (Continued)

At March 31, 2000 and September 30, 1999, the Corporation had standby letter of credit commitments totaling $465,000.

At March 31, 2000 and September 30, 1999, compensating balances of $1,552,000 and $1,693,000 were required as deposits with the FHLB and Federal Reserve. These balances do not earn interest.

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


NOTE 6 - PROPOSED MERGER

On January 13, 2000, an Agreement and Plan and Reorganization by and between BancFirst Ohio Corp. ("BFOH"), The First National Bank of Zanesville ("FNBZ"), the Corporation and the Bank was signed. The Agreement provides for the merger of the Bank with and into FNBZ. Under the terms of the Agreement, BFOH will exchange .444 shares of its common stock and $6.80 in cash for each of the outstanding shares of the Corporation. The Corporation's unexercised stock options will be redeemed for cash equal to the consideration to be received by BFOH shareholders, less $13.69, the exercise price of the option. Based on BFOH's closing price of $20.375 on January 12, 2000, and the 2,099,995 outstanding shares of the Corporation as of May 5, 2000, the transaction would be valued at $33.3 million.

The merger is expected to be consummated in the second quarter of 2000, pending approval by the Corporation's shareholders, regulatory approval and other customary conditions of closing. The Corporation has granted to BFOC an option to purchase up to 19.9% of the Corporation's outstanding shares upon the occurrence of certain events.


NOTE 7 - REGULATORY MATTERS

Because the Bank's sensitivity to interest rate risk, as computed in accordance with regulatory requirements, exceeds limitations established by the Corporation's Board of Directors, the Bank has submitted to the Office of Thrift Supervision ("OTS") an interest rate risk compliance plan, which includes several initiatives to be taken to decrease the Bank's interest rate risk. Those initiatives include decreasing the terms to maturity or repricing of the Bank's assets by refraining from originating fixed-rate mortgage loans (unless they have already been committed to be sold), selling some fixed-rate loans already held in the Bank's portfolio, originating and purchasing adjustable-rate loans, and selling mortgage derivative investments and reinvesting the proceeds in short-term bonds and notes. The initiatives also include lengthening the terms to maturity of the Bank's liabilities by emphasizing certificates of deposit with terms of two years or longer, and shifting borrowings toward fixed-rate advances with longer terms to maturity. In the current interest rate environment, these initiatives could negatively affect the earnings of the Corporation due to incurring losses on the sale of assets and a reduction in net interest margin. If the plan is not approved or the Bank does not comply with the plan, the OTS could initiate a process that could result in limitations being placed on the Bank's activities, growth or earnings.

--------------------------------------------------------------------------------

                      MILTON FEDERAL FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
           of Operations
           -------------

The following discusses the financial condition of the Corporation as of March 31, 2000, as compared to September 30, 1999, and the results of operations for the three and six month periods ended March 31, 2000, compared with the same periods in 1999. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

ANALYSIS OF FINANCIAL CONDITION

The Corporation's assets totaled $259.0 million at March 31, 2000, an increase of $2.3 million, or .9%, from $256.7 million at September 30, 1999. The growth in assets was primarily in loans. Such growth was funded by Federal Home Loan Bank advances.

Net loans decreased from $192.1 million at September 30, 1999 to $180.6 million at March 31, 2000. However, loans held for sale, which are one- to four-family fixed-rate first mortgage real estate loans, increased from $2.6 million at September 30, 1999 to $20.0 million at March 31, 2000. Thus, the combination of portfolio loans and loans held for sale increased by $5.8 million from $194.7 million at September 30, 1999 to $200.5 million at March 31, 2000. As part of management's plan to improve the Corporation's interest-rate risk position, $17,373,077 of one- to four-family residential fixed-rate real estate loans were transferred from the portfolio to held for sale effective March 31, 2000. Growth in total real estate loans is primarily related to growth in the Corporation's market area, as the Corporation has not changed its philosophy regarding pricing or underwriting standards during the period. Construction loans decreased $4.9 million as loans were converted to more permanent financing upon completion of construction. Changes in other types of loans were not significant.

The Corporation began originating one- to four-family first mortgage loans with the intent of selling them in the secondary market in fiscal 1999. The loans were sold as a means to manage interest rate risk by reducing the Corporation's investment in longer term, fixed-rate loans. The Corporation retained the right to service the loans for a fee to provide an additional source of fee income. As a result, $2.6 million in loans at September 30, 1999 were originated with the intent of selling them on the secondary market. Prior to fiscal 1999, the Corporation sold pools of portfolio loans from time to time to manage interest rate

--------------------------------------------------------------------------------

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


risk. As a result of increases in the interest rate environment recently being experienced and the Corporation's susceptibility to rising interest rates, management elected to transfer loans from the portfolio to held for sale as of March 31, 2000. See further discussion included in "Quantitative and Qualitative Disclosure About Market Risk."

Securities available for sale and securities held to maturity declined from $49.0 million at September 30, 1999 to $46.4 million at March 31, 2000. The decline was due to principal repayments on mortgage-backed securities and a market value decline of $844,000 from an increase in interest rates since September 30, 2000. Maturities were used to fund loan growth.

Total deposits decreased $4.1 million, or 2.4%, from $168.5 million at September 30, 1999 to $164.4 million at March 31, 2000. The Corporation experienced decreases in all deposit types. However, money market accounts represented the largest portion of the decrease at $3.3 million.

Borrowed funds totaled $61.5 million at September 30, 1999 and $68.4 million at March 31, 2000. The majority of borrowed funds are invested in securities to leverage the Corporation's excess capital and to provide liquidity for future loan growth. The increase from September 30, 1999 offset the decline in deposits and provided funding for loan growth.

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

The Corporation's net income is primarily dependent upon its net interest income (the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities). Net income is also affected by provisions for loan losses, service charges, gains on the sale of assets and other income, noninterest expense and income taxes. The Corporation's net income of $401,000 and $849,000 for the three and six months ended March 31, 2000 represented increases of $20,000 and $157,000 in net income compared to the same periods in 1999. Basic and diluted earnings per share increased $.01 and $.09 per share from $.19 and $.34 per share for 1999 to $.20 and $.43 per share for 2000.

Net interest income is the largest component of the Corporation's income and is affected by the interest rate environment and volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income totaled $1,641,000 and $3,318,000 for the three and six months ended March 31, 2000, compared to $1,582,000 and $3,036,000 for the same periods in 1999. The increase resulted from the Corporation's overall growth in assets. Additionally, the Corporation had a larger proportion of funds invested in higher yielding loans as opposed to securities. The Corporation remains liability sensitive, whereby its interest-bearing liabilities will generally reprice more quickly than its interest-earning assets. Therefore, the Corporation's net interest margin will generally increase in periods of falling interest rates in the market and will decrease in periods of rising interest rates. Accordingly, in a rising interest rate environment such as what has occurred, the Corporation may need to increase rates to attract and retain deposits. Due to the negative gap position, a rise in interest rates may not have an immediate impact on interest-earning assets. This lag could negatively affect net interest income.

Interest and fees on loans totaled $3,776,000 and $7,526,000 for the three and six months ended March 31, 2000 compared to $3,540,000 and $6,942,000 for the three and six months ended March 31, 1999. The

--------------------------------------------------------------------------------

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


increase in interest and fees on loans was due to an overall rise in the interest rate environment and higher average loan balances primarily related to the origination of one- to four-family first mortgage loans. Interest on securities and other dividend income have remained fairly stable.

Interest on deposits totaled $1,962,000 and $3,929,000 for the three and six months ended March 31, 2000 and $2,031,000 and $4,066,000 for the three and six months ended March 31, 1999. The decrease resulted from a lower average cost of deposits for the period. However, this may not continue for long due to the general increase in interest rates.

Interest on borrowed funds totaled $986,000 and $1,880,000 for the three and six months ended March 31, 2000 compared to $753,000 and $1,478,000 for the same periods in 1999. The increase was the result of higher average balances of borrowed funds and a higher cost of borrowings during the periods. Beginning in the fourth quarter of fiscal 1995, the Corporation borrowed funds and invested a portion of these funds in mortgage-backed securities to leverage excess capital. Since that time, the Corporation has borrowed additional adjustable rate funds for similar purposes as well as to provide funding for loan growth. The Corporation has also borrowed fixed rate funds to provide for long term liquidity needs.

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

The Corporation has had very few charge-offs during the past several years. The Corporation's low historical charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a down payment of 20% of the lower of sales price or appraised value of one- to four-family residential real estate loans, established income information and defined ratios of debt to income. Loans secured by real estate make up 95.8% of the Corporation's loan portfolio, and loans secured by first mortgages on one- to four-family residential real estate constituted 78.6% of total loans at March 31, 2000. Providing the volume of nonperforming loans remains insignificant and growth levels remain approximately the same, management anticipates provisions for loan losses to remain similar to past periods. The provision for loan losses totaled $20,000 and $45,000 during the three and six months ended March 31, 2000, compared to $30,000 and $60,000 for the same periods in 1999.

Noninterest income totaled $128,000 and $270,000 for the three and six months ended March 31, 2000 compared to $146,000 and $303,000 for the three and six months ended March 31, 2000. The decrease was primarily the result of gains realized on sales of loans and securities during the three and six months ended March 31, 1999. The loan sales were made for interest rate risk strategy purposes. The decrease was partly offset by an increase in service charges and other fees during the three and six months ended March 31, 2000. The increase in service charges and other fees was the result of a change in pricing for overdraft, stop payment and ATM surcharge fees.

--------------------------------------------------------------------------------

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


Noninterest expense totaled $1,136,000 and $2,249,000 for the three and six months ended March 31, 2000 compared to $1,120,000 and $2,228,000 for the three and six months ended March 31, 1999. The Corporation experienced modest increases in most of the components of noninterest expense. The increase in occupancy and data processing services resulted from the expanded account base and services associated with the growth experienced in the two offices opened over the past few years.

The volatility of income tax expense is primarily attributable to the change in net income before income taxes. Income tax expense totaled $213,000 and $444,000, or an effective rate of 34.7% and 34.3%, for the three and six months ended March 31, 2000, compared to $197,000 and $359,000, or an effective rate of 34.1%, for the three and six months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash equivalents, is a result of operating, investing and financing activities. These activities are summarized below for the six months ended March 31, 2000 and 1999.

                                                                     Six Months Ended
                                                                         March 31,
                                                                         ---------
                                                                    2000          1999
                                                                    ----          ----
                                                                       (In thousands)
          Net income                                               $   849      $    692
          Adjustments to reconcile net income to net cash from
            operating activities                                        98           (78)
                                                                   -------      --------

          Net cash from operating activities                           947           614
          Net cash from investing activities                        (4,399)      (14,792)
          Net cash from financing activities                         2,027        12,107
                                                                   -------      --------

          Net change in cash and cash equivalents                   (1,425)       (2,071)
          Cash and cash equivalents at beginning of period           3,542         3,578
                                                                   -------      --------

          Cash and cash equivalents at end of period               $ 2,117      $  1,507
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

--------------------------------------------------------------------------------

                                   (Continued)

                      MILTON FEDERAL FINANCIAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


Office of Thrift Supervision ("OTS") regulations presently require the Corporation to maintain an average daily balance of investments in U.S. Treasury, federal agency obligations and other investments having maturities of five years or less in an amount equal to 4% of the sum of the Corporation's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds on which the Corporation may rely, if necessary, to fund deposit withdrawals or other short term funding needs. At March 31, 2000, the Corporation's regulatory liquidity was 26.5%. At such date, the Corporation had commitments to originate fixed rate loans totaling $225,000. The Corporation had no commitments to purchase or sell loans. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short and long-term needs. See Note 5 of the Notes to Consolidated Financial Statements.

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

The following table summarizes the Bank's regulatory capital requirements and actual capital at March 31, 2000.

                                                                           Excess of actual
                                                                         capital over current
                             Actual capital       Current requirement        requirement
                           -----------------      -------------------    --------------------   Applicable
(Dollars in thousands)     Amount    Percent      Amount     Percent      Amount    Percent     Asset Total
                           ------    -------      ------     -------      ------    -------     -----------
Tangible capital           $23,926      9.2%      $ 3,897      1.5%       $20,029      7.7%       $259,796
Core capital                23,926      9.2        10,392      4.0         13,534      5.2         259,796
Risk-based capital          24,665     18.1        10,905      8.0         13,760     10.1         136,310

In April 1999, the Board of Directors of the Corporation authorized the purchase of up to 5% of the Corporation's outstanding common shares over a twelve month period. Through March 31, 2000, 25,000 shares were purchased.

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

The Corporation, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets reprice differently than its interest-bearing liabilities. One of the Corporation's principal financial objectives is to achieve long term profitability while reducing its exposure to fluctuations in interest rates. The Corporation has sought to reduce exposure of its earnings to changes in market interest rates by managing asset and liability maturities and interest rates primarily through structuring the securities portfolio so that substantially all of the mortgage-backed securities reprice on at least an annual basis. The variable rate feature of these securities helps mitigate the Corporation's exposure to upward interest rate movement due to its primarily fixed rate loan portfolio. Some mortgage-backed securities have been purchased with funds provided by similar maturity, long term borrowings from the FHLB to capitalize on the yield differential. The majority of the Corporation's securities are classified as available for sale to allow management the flexibility to move these funds into higher yielding loans as demand warrants. The securities also provide the Corporation with a constant cash flow stream from principal repayments.

As the Corporation's loan portfolio is primarily made up of fixed rate loans, the Corporation is particularly sensitive to periods of rising interest rates. In such periods, the Corporation's net interest spread is negatively affected because the interest rate paid on deposits increases faster than the rates earned on loans. Management is continuing to originate variable rate mortgage loans as the primary means to manage this risk. Variable rate loans increased from $41.5 million at September 30, 1999 to $51.7 million at March 31, 2000. In addition, the Corporation also originates consumer and commercial loans; however, such loans make up only a small percentage of the overall loan portfolio. Consumer loans typically have a significantly shorter weighted average maturity and offer less exposure to interest rate risks while commercial loans generally carry variable interest rates. From time to time, the Corporation has also sold pools of fixed rate mortgage loans and invested the funds in shorter term fixed rate loans, adjustable rate loans and adjustable rate mortgage-backed securities. Such investments have less exposure to interest rate risk.

As part of its effort to monitor and manage interest rate risk, the Bank uses the "net portfolio value" ("NPV") methodology adopted by the OTS as part of its capital regulations. Presented in the Corporation's 1999 annual report, as of September 30, 1999, is an analysis of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates. Also presented are policy limits set by the Board of Directors of the Bank as to the maximum change in NPV that the Board of Directors deems advisable in case of various changes in interest rates. Such limits are established with consideration of the dollar impact of various rate changes and the Bank's strong capital position. Management believes that no events have occurred since September 30, 1999 that would significantly change the Bank's NPV at March 31, 2000 under each of the assumed shifts of 100 basis points in market interest rates.

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

Because the reduction in NPV was in excess of the Board of Directors' limitations, particularly with the increased risk due to rising interest rates, the Bank has submitted to the OTS an interest rate risk compliance plan, which includes several initiatives to be taken to decrease the Bank's interest rate risk. Those initiatives include decreasing the terms to maturity or repricing of the Bank's assets by refraining from originating fixed-rate mortgage loans (unless they have already been committed to be sold), selling some fixed-rate loans already held in the Bank's portfolio, originating and purchasing adjustable-rate loans, and selling mortgage derivative investments and reinvesting the proceeds in short-term bonds and notes. The initiatives also include lengthening the terms to maturity of the Bank's liabilities by emphasizing certificates of deposit with terms of two years or longer, and shifting borrowings toward fixed-rate advances with longer terms to maturity. In the current interest rate environment, these initiatives could negatively affect the earnings of the Corporation due to incurring losses on the sale of assets and a reduction in net interest margin. If the plan is not approved or the Bank does not comply with the plan, the OTS could initiate a process that could result in limitations being placed on the Bank's activities, growth or earnings.

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

--------------------------------------------------------------------------------


Item 1.  Legal Proceedings
         -----------------
         None

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------
         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         The annual meeting of shareholders was held on January 26, 2000 in West Milton, Ohio. Two items were presented to shareholders for consideration and action:

         1. The re-election of three directors of the Corporation for terms expiring in 2002. All three directors were re-elected with E. Lynn App receiving 1,441,925 votes, Robert E. Hine receiving 1,435,625 votes and Christopher S. Long receiving 1,440,525 votes for re-election. Additionally, Thomas L. Ratliff was elected as a director of the Corporation with a term expiring in 2002. 1,422,112 votes were cast for his election. The remaining directors will continue under their existing terms.

         2. The ratification of Crowe, Chizek and Company LLP as auditors for the Corporation for the fiscal year ending September 30, 2000. The appointment of auditors was ratified with 1,503,395 votes cast for, 9,278 votes cast against and 7,234 abstentions.

Item 5.  Other Information
         -----------------
         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         (a)      Exhibit No. 11: Statement re Computation of Per Share Earnings
                    Refer to Note 1 to the Consolidated Financial Statements.

         (b)      Exhibit No. 27: Financial Data Schedule.

         (c) On January 21, 2000, the Registrant filed a current report on Form 8-K to report the execution of the Agreement and Plan of Reorganization by and among BancFirst Ohio Corp. ("BFOH"), The First National Bank of Zanesville ("FNBZ"), The Registrant and Milton Federal Savings Bank ("MFSB") on January 13, 2000 (the "Agreement"). The Agreement provides for the merger of the Registrant with and into BFOH and the immediate subsequent merger of MFSB with and into FNBZ.

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


Date May 12, 2000                            /s/ Glenn E. Aidt
     ------------------------                -----------------------------------
                                             Glenn E. Aidt
                                             President


Date May 12, 2000                            /s/ Thomas P. Eyer
     ------------------------                -----------------------------------
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